Form 10-Q
period 2004-06-30
RADIATION THERAPY SERVICES INC
filed 2004-08-05
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to __________________.

Commission file number: 000-50802

RADIATION THERAPY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0768951 (I.R.S. Employer Identification No.)

2234 Colonial Boulevard, Fort Myers, Florida (Address of Principal Executive Offices)	33907 (Zip Code)

(239) 931-7275
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 2, 2004, we had outstanding 22,448,314 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.
Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net patient service revenue	$39,610	$34,560	$80,073	$66,546
Other revenue	2,523	2,509	5,009	5,031

Total revenues	42,133	37,069	85,082	71,577

Salaries and benefits	20,699	18,338	41,797	34,833
Medical supplies	869	627	1,752	1,140
Facility rent expenses	1,381	1,098	2,677	2,142
Other operating expenses	2,145	2,163	3,785	4,511
General and administrative expenses	3,919	4,622	8,216	7,604
Depreciation and amortization	1,615	1,211	3,122	2,409
Provision for doubtful accounts	1,391	836	2,753	1,663
Interest expense, net	1,259	496	1,855	1,042

Total expenses	33,278	29,391	65,957	55,344

Income before minority interests	8,855	7,678	19,125	16,233
Minority interests in net losses (earnings) of consolidated entities	(24)	1	(15)	23

Income before income taxes	8,831	7,679	19,110	16,256
Income tax expense	18,225	—	18,225	—

Net (loss) income	$(9,394)	$7,679	$885	$16,256
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreement	47	(75)	36	(75)

Comprehensive (loss) income	$(9,347)	$7,604	$921	$16,181

Net (loss) income per common share outstanding-basic	$(0.50)	$0.45	$0.05	$0.96

Net (loss) income per common share outstanding-diluted	$(0.50)	$0.41	$0.05	$0.88

Weighted average shares outstanding:
Basic	18,762	17,027	18,103	16,997

Diluted	18,762	18,522	19,028	18,518

Pro forma diluted	19,422	18,522	19,028	18,518

Pro forma income data:
Income before income taxes, as reported	$8,831	$7,679	$19,110	$16,256
Pro forma income taxes	3,533	3,071	7,644	6,502

Pro forma net income	$5,298	$4,608	$11,466	$9,754

Pro forma net income per common share – basic	$0.28	$0.27	$0.63	$0.57

Pro forma net income per common share - diluted	$0.27	$0.25	$0.60	$0.53

See accompanying notes.

RADIATION THERAPY SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,999	$2,606
Accounts receivable, net	23,144	22,816
Prepaid expenses	2,488	2,921
Current portion of notes receivable from related parties	—	122
Current portion of lease receivable	625	597
Inventories	1,020	802
Deferred income taxes	4,097	—
Other	937	1,136

Total current assets	37,310	31,000
Notes receivable from related parties, less current portion	—	540
Lease receivable, less current portion	1,564	1,883
Equity investments in joint ventures	1,330	1,229
Property and equipment, net	72,337	65,569
Goodwill, net	28,404	24,915
Intangible assets, net	669	718
Other assets	4,359	2,431

Total assets	$145,973	$128,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,223	$3,464
Accrued expenses	9,853	11,866
Income taxes payable	2,231	—
Current portion of long-term debt	8,739	8,065

Total current liabilities	24,046	23,395
Long-term debt, less current portion	41,250	51,746
Other long-term liabilities	610	610
Deferred income taxes	20,095	—
Minority interest in consolidated entities	1,576	1,561

Total liabilities	87,577	77,312
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,448 and 17,282 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	69,372	16,616
Retained (deficit) earnings	(8,519)	37,037
Notes receivable from shareholders	(2,458)	(2,645)
Accumulated other comprehensive loss	(1)	(37)

Total shareholders’ equity	58,396	50,973

Total liabilities and shareholders’ equity	$145,973	$128,285

See accompanying notes.

RADIATION THERAPY SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$885	$16,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,038	2,339
Amortization	84	70
Deferred income tax provision	15,998	—
Consulting fee expense	19	—
Provision for bad debts	2,753	1,663
(Gain) loss on the sale of property and equipment	(15)	6
Minority interest in net (losses) earnings of consolidated entities	15	(23)
Write off of loan costs	336	—
Equity interest in net income of joint ventures	(101)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	(5,226)
Inventories	(218)	(31)
Prepaid expenses	433	334
Accounts payable	(241)	837
Accrued expenses	(1,986)	4,084
Income taxes currently payable	2,231	—

Net cash provided by operating activities	20,150	20,274
Cash flows from investing activities
Purchases of property and equipment	(7,027)	(5,229)
Acquisition of radiation centers	—	(1,000)
Receipts of principal payments of notes receivable from shareholders	662	—
Proceeds from the sale of property and equipment	944	1,218
Change in lease receivable	291	263
Change in other assets	(449)	128

Net cash used in investing activities	(5,579)	(4,620)
Cash flows from financing activities
Proceeds from issuance of debt	41,000	500
Principal repayments of debt	(54,533)	(5,783)
Proceeds from public offering of common stock, net of expenses	47,059	—
Proceeds from issuance of common stock	38	20
Proceeds from exercise of stock options	2,112	101
Payments of notes receivable from shareholders	187	123
Distributions to shareholders	(46,441)	(5,330)
Payments of loan costs	(1,600)	—

Net cash used in financing activities	(12,178)	(10,369)

Net increase in cash and cash equivalents	2,393	5,285
Cash and cash equivalents, at beginning of period	2,606	4,294

Cash and cash equivalents, at end of period	$4,999	$9,579

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$3,711	$—
Issuance of common stock for the acquisition of Devoto Construction, Inc.	$3,528	$—

See accompanying notes.

RADIATION THERAPY SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

     Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New York, and North Carolina.

2. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Quarterly results of operations are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary. We provide administrative services for a fee to certain radiation oncology practices in certain states with laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. Fees are based upon the estimated costs of the services performed plus a profit margin. We operated in these states providing administrative services for a fee to radiation oncology practices pursuant to long-term management agreements ranging from 20 to 25 years. Pursuant to the administrative services agreements, the radiation oncology practices are each solely responsible for all aspects of the practice of medicine and patient care as defined by their respective state. We provide administrative and other support services.

     During 2003, we determined that these radiation oncology practices are variable interest entities as defined by FIN No. 46R, and that we have a variable interest in each of these practices through our administrative services agreements. We also determined that through our variable interests in these practices, we would absorb a majority of the net losses, if any occur.

     Based on these determinations, we included the radiation oncology practices in our interim consolidated financial statements as of and for the periods ended June 30, 2004 and restated prior periods to conform to the current period presentation. The result of the consolidation is an increase in revenue and a corresponding increase in expenses and minority interest, thereby resulting in no impact on net income, earnings per share or cash flows. All significant intercompany accounts and transactions within the Company have been eliminated.

     These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 and the notes thereto contained in our prospectus filed with the SEC on June 21, 2004.

     For the three months and six months ended June 30, 2004, we had a change in estimate of approximately $1.2 million and $2.1 million, respectively, related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered, the impact was an increase to our net patient service revenue for the respective periods.

     The cost of revenues for each of the periods presented for the three months ended June 30, 2004 and 2003 are approximately $23.0 million and $20.3 million, respectively. The cost of revenues for the six months ended June 30, 2004 and 2003 are approximately $45.4 million and $38.9 million, respectively.

3. PRO FORMA STATEMENTS OF INCOME DATA

     Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million during the quarter. Pro forma net income and pro forma net income per share are based on the assumption that the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

4. PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

     On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $47.1 million, approximately $44.1 million was used to repay outstanding indebtedness under our senior secured credit facility, approximately $2.8 million was used to repay outstanding indebtedness to certain of our directors, officers and related parties and the remaining estimated balance of $0.2 million was used to pay pre-offering costs.

     On May 28, 2004 the Board of Directors declared a 1.83 for 1 forward common stock split for shareholders of record on that date. In addition, the Board of Directors approved an increase in the Company’s common stock to 75,000,000 shares, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. All stock related data in the condensed consolidated financial statements reflect the stock split for all periods presented.

5. Stock Based Compensation

     We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretation. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

     We follow SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and Services, for our stock option grants to other individuals. As such, we measure compensation expense as the services vest and recognize the expense ratably over the service period. Prior to vesting, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of our options prior to the vesting date will be recognized in the period of the option value increase.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Pro forma net income, as reported	$5,298	$4,608	$11,466	$9,754
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(225)	(38)	(243)	(77)

Adjusted pro forma net income	$5,073	$4,570	$11,223	$9,677

Adjusted pro forma earnings per share:
Basic – as reported	$0.28	$0.27	$0.63	$0.57

Basic – adjusted pro forma	$0.27	$0.27	$0.62	$0.57

Diluted – as reported	$0.27	$0.25	$0.60	$0.53

Diluted – adjusted pro forma	$0.27	$0.25	$0.60	$0.52

Adjusted pro forma weighted average common shares outstanding	18,762	17,027	18,103	16,997

Adjusted pro forma weighted average common and common equivalent shares outstanding – diluted	19,144	18,472	18,749	18,464

6. EARNINGS PER SHARE

     Diluted earnings per common and common share equivalents have been computed by dividing net income by the weighted average common and common share equivalents outstanding during the six-month period. The weighted average common and common equivalent shares outstanding have been adjusted to include the number of shares that would have been outstanding if vested “in the money” stock options had been exercised, at the average market price for the period, with the proceeds being used to buy back shares (i.e., the treasury stock method). For the second quarter earnings per common and common share equivalents, the common share equivalents were anti-dilutive and therefore have been excluded in the calculation. Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying interim consolidated financial statements (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding — basic	18,762	17,027	18,103	16,997
Effect of dilutive options	—	1,495	925	1,521

Weighted average common and common equivalent shares outstanding — diluted	18,762	18,522	19,028	18,518

7. STOCK OPTION PLAN AND DEFERRED COMPENSATION

     In April 2004, our Board of Directors adopted the 2004 Stock Incentive Plan under which the Company has authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors and consultants. In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes (i) 1,107,862 shares that were reserved but unissued under our 1997 stock option plan (“the 1997 Plan”) that was terminated contemporaneously with the consummation of our initial public offering, (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of our fiscal year;

•	1,000,000 shares; or

•	an amount our board may determine.

     Pursuant to the plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2004 Option Plan have been granted to Company employees at the fair market value of the underlying shares on the date of grant.

     Options generally are granted at fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over three to five years and expire ten years after the date of grant.

     In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. As a result of this transaction, we were required to record consulting fee expense of approximately $19,000. In future periods, we will measure consulting fee expense as the services vest and recognize the expense ratably over the service period. Prior to vesting, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of our options prior to the vesting date will be recognized in the period of the option value increase.

     At June 30, 2004, we had approximately 1,360,000 options available for grant and approximately 2,560,000 options outstanding.

8. COMPREHENSIVE INCOME

     Comprehensive income consists of two components, net income and other comprehensive income / loss. Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains / losses on an interest rate swap agreement accounted for as a cash flow hedge. The impact of the unrealized gain / loss was a decrease to shareholders’ equity on a cumulative basis by $37,000 as of December 31, 2003 and an increase to shareholders’ equity of $36,000 for the six months ended June 30, 2004.

9. ACQUISITIONS

     On June 23, 2004 we acquired the assets of Devoto Construction, Inc., which was owned by certain of our directors and officers for approximately $3,528,000 with the issuance of 271,385 shares of our common stock. Devoto Construction, Inc. performs remodeling and real property improvements at our medical facilities and specializes in the construction of radiation medical facilities. The purchase of Devoto Construction, Inc. was a strategic fit for us as we continue to expand our operations into new markets. The purchase price was allocated to net tangible assets of $4,000, an intangible asset of $35,000 amortized over 7 years and goodwill of $3,489,000. The results of operations have been included in the financial statements since the date of acquisition.

10. INCOME TAXES

     Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through June 14, 2004, the Company was not subject to federal and certain state corporate income taxes. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million for the three months and six months ended June 30, 2004.

     The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2004:

Deferred tax assets:
Accounts receivable	$3,636
Accrued liabilities	461

$4,097

Deferred tax liabilities:
Property and equipment	12,863
Goodwill	2,503
Derivative swap agreement	4
Change in tax status	4,725

$20,095

     Significant components of the income tax provision for the three month and six month periods ended June 30, 2004 are as follows:

Current provision:
Federal	$440
State	63
Deferred provision:
Federal	15,507
State	2,215

Total income tax provision	$18,225

11. RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 had no impact on our consolidated financial statements for 2003 and we do not expect it to have a material effect on our future results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity-type instruments, must now be accounted for as liabilities. The financial instruments effected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The provisions of SFAS No. 150 are applicable to our financial statements beginning in 2005. The implementation of SFAS No. 150 is not expected to have a material effect on our future results of operations or financial position.

     In December 2003, the Financial Accounting Standards Board issued revised Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary. We provide administrative services to certain professional corporations in states with laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. During 2003, we determined that the professional corporations are variable interest entities as defined by FIN No. 46R, and we have a variable interest in each of the practices through our administrative services agreements. Based on these determinations, we consolidated the radiation oncology practices in our consolidated financial statements as of and for the year ended December 31, 2003 and have restated prior periods to conform to the current period presentation. All periods presented reflect the retroactive restatement of our financial position and operations in accordance with FIN No. 46R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q. This section of the 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You should place no undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q.

Overview

We own, operate and manage treatment centers focused exclusively on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused exclusively on providing radiation therapy. We opened our first radiation treatment center in 1983 and currently provide radiation therapy services in 52 treatment centers. Our treatment centers are clustered into 17 regional networks in eight states, including Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New York and North Carolina. Of these 52 treatment centers, 20 treatment centers were internally developed, 22 were acquired and 10 involve hospital-based treatment centers.

     For the three months and six months ended June 30, 2004, our total revenues grew by 13.7% and 18.9%, respectively while our pro forma net income grew by 15.0% and 17.6%, respectively over the same periods of the prior year. For the three months and six months ended June 30, 2004, we had total revenues of $42.1 million and $85.1 million, respectively . Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for all periods presented.

     The Company’s business is seasonal. The first quarter of the year is the strongest due to the influx of seasonal residents seeking treatment at the Company’s centers in warmer geographic regional networks. The third quarter is traditionally the slowest, due to vacations, patients postponing radiation treatments during the summer months and the departure of seasonal residents.

     The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended		Six Months
	December 31,		Ended
	2002	2003	June 30, 2004
Treatment centers at beginning of period	28	40	51
Internally developed	3	2	2
Acquired	6	6	—
Hospital-based	3	3	(1)

Treatment centers at period end	40	51	52

Regional networks at period end	13	17	17

     We added a new internally developed treatment center during the quarter replacing services we had provided at a hospital based treatment center.

     The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
External beam treatments per day – freestanding centers	1,054	910	15.8%	1,073	936	14.7%
Percentage change in external beam treatment per day – freestanding centers – same market basis	0.6%	0.2%		0.4%	1.6%
Percentage change in total revenues – same market basis	5.2%	37.0%		10.4%	37.2%
Regional networks at period end	17	14	21.4%
Treatment centers - freestanding	42	34	23.5%
Treatment centers - hospital	10	10	—

	52	44	18.2%

Days sales outstanding	54	53		51	50

     Our revenue growth is primarily driven by expanding the number of centers in our existing markets, entering new markets, increasing the utilization of our existing centers and by benefiting from demographic and population trends in most of our regional markets. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

     For the six months ended June 30, 2004, net patient service revenue comprised 94% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. Our administrative services fees may include fees for providing facilities and equipment, management and administrative services, as well as the services of our dosimetrists, physicists, therapists and medical assistants. In 28 of our radiation treatment centers we employ the physicians, and in 24 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. In 2003, 25% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

     For the six months ended June 30, 2004, other revenue comprised approximately 6% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

     We believe that our future financial performance will be impacted by:

•	changes in reimbursement rates;

•	changes in our payor mix;

•	immediate reduction of interest expense resulting from the pay down of our debt;

•	increased costs associated with being a public company;

•	future increases in the number of our treatment centers;

•	technology changes; and

•	changes in the administrative services fees we are able to negotiate.

Acquisitions and Developments

     We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past three years, we have acquired 14 treatment centers and internally developed seven treatment centers.

     In 2003, we acquired six treatment centers for total consideration of $11.1 million, we opened two internally developed treatment centers and we signed agreements to provide services to three hospital-based treatment centers. Of these 11 treatment centers, six were located in four new regional networks and five were located in existing regions.

     In 2004, we opened two internally developed treatment centers. One of these centers replaced services we had previously provided at a hospital based center.

     On June 23, 2004 we acquired the assets of Devoto Construction, Inc., which was owned by certain of our directors and officers for approximately $3,528,000 with the issuance of 271,385 shares of our common stock. Devoto Construction, Inc. performs remodeling and real property improvements at our medical facilities and specializes in the construction of radiation medical facilities.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective values.

Sources of Revenue By Payor

     We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last fiscal year and the six months ended June 30, 2003 and 2004 respectively.

		Six Months
	Year Ended	Ended
	December 31,	June 30,
Payor	2003	2003	2004
Medicare and Medicaid	55.4%	57.9%	55.2%
Commercial	43.2	41.0	43.7
Self pay	1.4	1.1	1.1

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

     Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by the Centers for Medicare and Medicaid Services (CMS) and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent less than 1% of our net patient service revenue.

     Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2002, the CF decreased by 5.4%; in 2003, it increased by 1.6%; in 2004, it increased by 1.5%; and in 2005, the rate is scheduled to increase an additional 1.5%. The net result to CF and RVUs of the changes over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. CMS recently released its preliminary RVUs for 2005 and the proposed changes are not expected to have a significant impact on our business. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

Commercial

     Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide. We expect a continuing increase in the number of patients covered by contracts with such organizations.

     Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 6% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 99% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Less than 1% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payors decrease, then our total revenues and net income could decrease.

Self Pay

     Self pay consists of payments for treatments by patients not otherwise covered by third-party payors, such as government or commercial sources. The amount of net patient service revenue derived from self pay is not expected to significantly change in the foreseeable future.

Billing and Collections

     Our billing system utilizes a fee schedule for billing patients, third-party payors and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, are automatically adjusted to the allowable payment amount at time of billing. For all other payors, the contractual adjustment is recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payor in order to calculate average collection percentages by facility and payor. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

     Insurance information is requested from all patients either at the time the first appointment is scheduled or at the time of service. A copy of the insurance card is scanned into our system at the time of service so that it is readily available to staff during the collection process. Patient demographic information is collected for both our clinical and billing systems.

     It is our policy to collect co-payments from the patient at the time of service. Insurance information is obtained and the patient is informed of their co-payment responsibility prior to the commencement of treatment.

     Charges are posted to the billing system by our office financial managers. After charges are posted, edits are performed, any necessary corrections are made and billing forms are generated, then sent electronically to our clearinghouse. Any bills not able to be processed through the clearinghouse are printed and mailed from our central billing office. Statements are automatically generated from our billing system and mailed to the patient on a monthly basis for any amounts still outstanding. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Strategies to respond proactively to these issues are developed at weekly and monthly team meetings.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

     Net Patient Service Revenue and Allowances for Contractual Discounts

     We have agreements with third-party payors that provide for payments to the Company at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in the interim consolidated financial statements are recorded at the amount that is expected to be received.

     We derive a significant portion of its revenues from Medicare, Medicaid, and other payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the interim consolidated statement of income and comprehensive income.

     Provision for Doubtful Accounts

     Collection of receivables from third party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patient accounts and to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patients’ accounts, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions, which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payer mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

     Impairment of Long-Lived Assets

     Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As of the date of the interim consolidated financial statements included as part of this report, we were not aware of any items or events that would cause us to adjust the recorded value of any of our long-lived assets, including amortizable intangible assets, for impairment.

     Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. We review goodwill for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if indicators of impairment arise. We periodically evaluate each reporting unit for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on market conditions and the operating performance of each reporting unit. During the last quarter of our fiscal year ended December 31, 2003, we completed our most recent annual impairment review of our goodwill. This impairment review indicated an impairment loss of $285,000 due to increased competition in a specific practice within a regional market. Future changes in the estimates we use to conduct the impairment review, including revenue and profitability projections or market values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods, and could result in the write-off of a portion or all of our goodwill.

     Stock Based Compensation

     We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options issued to non-employees have been determined in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Accounting, or in Conjunction with Selling Goods and Services, and are periodically remeasured as the services vest and recognize the expense ratably over the service period.

     Income Taxes

     We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net patient service revenue	94.0%	93.2%	94.1%	93.0%
Other revenue	6.0	6.8	5.9	7.0

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	49.1	49.5	49.1	48.7
Medical supplies	2.1	1.7	2.1	1.6
Facility rent expenses	3.3	3.0	3.1	3.0
Other operating expenses	5.1	5.8	4.4	6.3
General and administrative expenses	9.3	12.5	9.7	10.6
Depreciation and amortization	3.8	3.3	3.7	3.4
Provision for doubtful accounts	3.3	2.3	3.2	2.3
Interest expense, net	3.0	1.3	2.2	1.5

Total expenses	79.0	79.4	77.5	77.3

Income before minority interests	21.0	20.6	22.5	22.7
Minority interests in net losses (earnings) of consolidated entities	(0.0)	0.0	0.0	0.0

Income before income taxes	21.0	20.6	22.5	22.7
Income tax expense	43.3	0.0	21.4	0.0

Net (loss) income	(22.3)	20.6	1.0	22.7
Pro forma income data:
Income before provision for income taxes, as reported	21.0	20.6	22.5	22.7
Pro forma income taxes	8.4	8.3	9.0	9.1

Pro forma net income	12.6%	12.3%	13.5%	13.6%

Comparison of the Three Months Ended June 30, 2004 and 2003

     Total revenues. Total revenues increased by $5.0 million, or 13.7%, from $37.1 million for the three months ended June 30, 2003 to $42.1 million for the three months ended June 30, 2004. Approximately $3.0 million of this increase resulted from our expansion into new regional networks in 2003. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003 and Alabama in December 2003. We also added a new regional network in Baltimore, Maryland in March 2003, and expanded our professional service arrangements in the Delmarva Peninsula region. Approximately $0.8 million of this increase was driven by volume growth and service mix improvements in our existing regional networks and approximately $1.2 million related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered.

     Salaries and benefits. Salaries and benefits increased by $2.4 million, or 12.9%, from $18.3 million for the three months ended June 30, 2003 to $20.7 million for the three months ended June 30, 2004. Salaries and benefits as a percentage of total revenues decreased from 49.5% for the three months ended June 30, 2003 to 49.1% for the three months ended June 30, 2004. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. $1.7 million of the increase in salaries and benefits was due to additional staffing of personnel and physicians due to our expansion into new regional networks during the third and fourth quarters of 2003. Within our existing regional networks, salaries and benefits increased $0.7 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

     Medical supplies. Medical supplies increased by $0.3 million, or 38.6%, from $0.6 million for the three months ended June 30, 2003 to $0.9 million for the three months ended June 30, 2004. Medical supplies as a percentage of total revenues increased from 1.7% for the three months ended June 30, 2003 to 2.1% for the three months ended June 30, 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments.

     Facility rent expenses. Facility rent expenses increased by $0.3 million, or 25.8%, from $1.1 million for the three months ended June 30, 2003 to $1.4 million for the three months ended June 30, 2004. Facility rent expenses as a percentage of total revenues increased from 3.0% for the three months ended June 30, 2003 to 3.3% for the three months ended June 30, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.2 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.1 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

     Other operating expenses. Other operating expenses did not change significantly, for the three months ended June 30, 2004 from June 30, 2003. Other operating expenses as a percentage of total revenues decreased from 5.8% for the three months ended June 30, 2003 to 5.1% for the three months ended June 30, 2004. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The decrease as a percentage of revenues was primarily attributable to substitution of contract labor for employed staff.

     General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 15.2%, from $4.6 million for the three months ended June 30, 2003 to $3.9 million for the three months ended June 30, 2004. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 12.5% to 9.3%. 2003 second quarter included approximately $0.8 million for increases to the self insured portion of our medical malpractice exposure. The increase reflects the growth of our business and related exposure.

     Depreciation and amortization. Depreciation and amortization increased by $0.4 million, or 33.4%, from $1.2 million for the three months ended June 30, 2003 to $1.6 million for the three months ended June 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.3% for the three months ended June 30, 2003 to 3.8% for the three months ended June 30, 2004. $0.2 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and the remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

     Provision for doubtful accounts. Provision for doubtful accounts increased by $0.6 million, or 66.4%, from $0.8 million for the three months ended June 30, 2003 to $1.4 million for the three months ended June 30, 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.3% in 2003 to 3.3% in 2004, consistent with the increase in the three months ended March 31, 2004. Approximately $0.3 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets and $0.1 million due to the expanded regional markets in Key West, Florida, Kentucky and Alabama.

     Interest expense, net. Interest expense, net increased by $0.8 million, or 153.8%, from $0.5 million for the three months ended June 30, 2003 to $1.3 million for the three months ended June 30, 2004. Interest expense as a percentage of total revenues increased from 1.3% in 2003 to 3.0% in 2004. Included in interest expense, net is an insignificant amount of interest income. Approximately $0.5 million of the increase in interest expense was primarily due to an increase in the borrowing of funds under our senior secured credit facility on the $40 million Term B loan borrowed on March 31, 2004 to fund a special distribution to our shareholders. The remaining balance of the increase is a result of borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003.

     Pro forma net income Pro forma net income increased by $0.7 million, or 15.0%, from $4.6 million for the three months ended June 30, 2003 to $5.3 million for the three months ended June 30, 2004. Pro forma net income represents 12.6% and 12.4% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

Comparison of the Six Months Ended June 30, 2004 and 2003

     Total revenues. Total revenues increased by $13.5 million, or 18.9%, from $71.6 million for the six months ended June 30, 2003 to $85.1 million for the six months ended June 30, 2004. Approximately $5.6 million of this increase resulted from our expansion into new regional networks in 2003. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003 and Alabama in December 2003. We also added a new regional network in Baltimore, Maryland in March 2003, and expanded our professional service arrangements in the Delmarva Peninsula region. Approximately $4.8 million of this increase was driven by volume growth and service mix improvements in our existing regional networks and approximately $2.1 million related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered. The remaining increase was primarily attributable to the addition of advanced radiation therapy equipment in our treatment centers and the increased utilization of our technologies due to the increased acceptance by payors to reimburse for a wider range of radiation treatments.

     Salaries and benefits. Salaries and benefits increased by $7.0 million, or 20.0%, from $34.8 million for the six months ended June 30, 2003 to $41.8 million for the six months ended June 30, 2004. Salaries and benefits as a percentage of total revenues increased from 48.7% for the six months ended June 30, 2003 to 49.1% for the six months ended June 30, 2004. $3.5 million of the increase in salaries and benefits was due to additional staffing of personnel and physicians due to our expansion into new regional networks during the third and fourth quarters of 2003. Within our existing regional networks, salaries and benefits increased $3.5 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

     Medical supplies. Medical supplies increased by $0.7 million, or 53.7%, from $1.1 million for the six months ended June 30, 2003 to $1.8 million for the six months ended June 30, 2004. Medical supplies as a percentage of total revenues increased from 1.6% for the six months ended June 30, 2003 to 2.1% for the six months ended June 30, 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments.

     Facility rent expenses. Facility rent expenses increased by $0.6 million, or 25.0%, from $2.1 million for the six months ended June 30, 2003 to $2.7 million for the six months ended June 30, 2004. Facility rent expenses as a percentage of total revenues increased from 3.0% for the six months ended June 30, 2003 to 3.1% for the six months ended June 30, 2004. Approximately $0.4 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.2 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

     Other operating expenses. Other operating expenses decreased by $0.7 million, or 16.1%, from $4.5 million for the six months ended June 30, 2003 to $3.8 million for the six months ended June 30, 2004. Other operating expenses as a percentage of total revenues decreased from 6.3% for the six months ended June 30, 2003 to 4.4% for the six months ended June 30, 2004. The decrease was primarily attributable to a decrease in contract labor of approximately $1.2 million, offset by an increase in the cost of repairs and maintenance of equipment of approximately $0.5 million.

     General and administrative expenses. General and administrative expenses increased by $0.6 million, or 8.0%, from $7.6 million for the six months ended June 30, 2003 to $8.2 million for the six months ended June 30, 2004. General and administrative expenses as a percentage of total revenues decreased from 10.6% to 9.7%. The increase in general and administrative expenses was due to the write-off of $0.3 million of deferred financing costs due to the refinancing of our senior secured credit facility in March 2004, and $0.3 million in general and administrative expenses relating to the growth in the number of our regional networks.

     Depreciation and amortization. Depreciation and amortization increased by $0.7 million, or 29.6%, from $2.4 million for the three months ended June 30, 2003 to $3.1 million for the three months ended June 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.4% for the six months ended June 30, 2003 to 3.7% for the six months ended June 30, 2004. $0.3 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and the remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

     Provision for doubtful accounts. Provision for doubtful accounts increased by $1.1 million, or 65.5%, from $1.7 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.3% in 2003 to 3.2% in 2004. Approximately $0.6 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets and $0.2 million due to the expanded regional markets in Key West, Florida, Kentucky and Alabama.

     Interest expense, net. Interest expense, net increased by $0.9 million, or 78.0%, from $1.0 million for the six months ended June 30, 2003 to $1.9 million for the six months ended June 30, 2004. Interest expense as a percentage of total revenues increased from 1.5% in 2003 to 2.2% in 2004. Approximately $0.5 million of the increase in interest expense was primarily due to an increase in the borrowing of funds under our senior secured credit facility on the $40 million Term B loan borrowed on March 31, 2004. The remaining balance in the increase is as a result of the borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003.

     Pro forma net income Pro forma net income increased by $1.7 million, or 17.6%, from $9.8 million for the six months ended June 30, 2003 to $11.5 million for the six months ended June 30, 2004. Pro forma net income represents 13.5% and 13.6% of total revenues for the six months ended June 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

Seasonality and Quarterly Fluctuations

     Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to fluctuate. Many of the patients of our Florida treatment centers are part-time residents in Florida during the winter months. Hence, these treatment centers have historically experienced higher utilization rates during the winter months than during the remainder of the year. In addition, referrals are typically lower in the summer months due to traditional vacation periods.

Liquidity and Capital Resources

     During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $47.1 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

       Net cash provided by operating activities for the six-month period ended June 30, 2004 and for the six-month period ended June 30, 2003, was $20.2 million, and $20.3 million, respectively.

     Net cash provided by operating activities for the six month period ended June 30, 2004 was primarily impacted by the timing of payments as a result of our change in tax status from an S corporation to a C Corporation. Provision for bad debts increased $1.1 million due primarily to an increase in service to uninsured patients within one of our existing regional markets and the expanded regional markets in Key West, Florida, Kentucky and Alabama. Accounts receivable increased by $3.1 million due primarily to our expansion into new regional networks in Key West Florida, Kentucky, and Alabama and in existing Florida regional networks. Prepaid expenses decreased by $0.4 million due primarily to expensing of accelerated payments made in 2003. Accrued expenses decreased by $2.0 million due primarily to a $2.9 million decrease in accrued liabilities related to liabilities due to third-party payors and a $1.0 million increase in the year-end bonus and payroll accruals.

     Cash Flows From Investing Activities

     Net cash used in investing activities for the six-month period ended June 30, 2004 and for the six-month period ended June 30, 2003, was $5.6 million, and $4.6 million, respectively.

     Net cash used in investing activities increased by $1.0 million from $4.6 million for the six month period ended June 30, 2003 to $5.6 million for the six month period ended June 30, 2004. This increase was primarily attributable to a $1.0 million increase in purchases of property and equipment related to equipment upgrades, purchase of medical equipment of approximately $0.8 million for sale to a hospital, receipt of payments from shareholder notes receivable of $0.7 million, changes in other assets of $0.6 million relating to loans to employee physicians offset by proceeds from the sale of a medical facility of $1.2 in 2003 and $0.9 million in 2004 for the sale of medical equipment to a hospital and payments of $1.0 million in 2003 relating to the deferred purchase price of the western North Carolina center.

     Cash From Financing Activities

     Net cash used in financing activities for the six-month period ended June 30, 2004 and for the six-month period ended June 30, 2003, was $12.2 million, and $10.4 million, respectively.

     Net cash used in financing activities was impacted from the borrowing of approximately $41.0 million under our senior secured credit facility, offset by distributions to shareholders of approximately $46.4 million in 2004, which included a one-time distribution of $40 million. We incurred approximately $1.6 million in fees and expenses as a result of entering into our third amended and restated senior secured credit facility on March 31, 2004. We received net proceeds of approximately $47.1 million from the completion of an initial public offering of our common stock on June 23, 2004. Repayments of debt of approximately $54.5 million included the application of approximately $44.1 of the net proceeds used to repay outstanding indebtedness under our senior secured credit facility and approximately $2.8 million of the net proceeds used to repay outstanding indebtedness to certain of our directors, officers and related parties. The receipt of $2.1 million from the exercise of stock options also impacted cash flow from financing activities during 2004.

     Credit Facility and Available lease lines

     On July 31, 2003, we amended our second amended and restated senior secured credit facility to revise certain covenants. In December 2003, we again amended our second amended and restated senior secured credit facility. This later amendment to our second amended and restated senior secured credit facility provided, subject to our compliance with covenants and customary conditions, for $95.0 million in availability consisting of a $25.0 million term loan and the ability to make up to $70.0 million of revolving credit borrowings. Additionally, it provided for the issuance of letters of credit although the amount of borrowings available would be reduced to the extent of any outstanding letters of credit. The amendment also extended the maturity of our senior secured credit facility to April 15, 2007. Borrowings under this facility bear interest either at LIBOR plus a spread ranging from 175 to 250 basis points or a specified base rate plus a spread ranging from 25 to 100 basis points, with the exact spread determined upon the basis of our leverage ratio, as defined. We are required to pay a quarterly unused commitment fee at a rate of 37.5 basis points on our revolving line of credit.

     On March 31, 2004, we entered into a third amended and restated senior secured credit facility principally to fund a special distribution to shareholders. Our third amended and restated senior secured credit facility provides, subject to our compliance with covenants and customary conditions, for $135.0 million in borrowings consisting of a $25.0 million term loan (designated Term A), a $70.0 million revolver and a new add-on term loan facility (designated Term B) in the amount of $40.0 million. On April 9, 2004, the proceeds from borrowings against the new add-on term loan facility were used to make a special distribution to our shareholders, in the aggregate amount of $40.0 million.

     The Term A loan requires quarterly payments of $1.25 million and matures on April 15, 2007. The Term A loan bears interest either at LIBOR plus a spread ranging from 175 to 325 basis points or a specified base rate plus a spread ranging from 25 to 175 basis points, with the exact spread determined upon the basis of our leverage ratio, as defined.

     The additional Term B loan requires principal payment obligations of $0.5 million per quarter in each of the first three years, $4.0 million per quarter in year four and $4.5 million per quarter in year five. This additional term loan matures on March 31, 2009. The additional Term B loan bears interest either at LIBOR plus 375 basis points or a specified base rate plus 225 basis points.

     Our third amended and restated senior secured credit facility:

•	is secured by a pledge of substantially all of our tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by our existing and future domestic subsidiaries;

•	requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with 100% of the net proceeds from the issuance of equity (50% for qualifying initial public offering) or debt securities, subject to specified exceptions;

•	includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on acquisitions and requirements that we maintain minimum ratios of cash flow to fixed charges and of cash flow to interest;

•	limits our ability to pay dividends on our capital stock; and

•	contains customary events of default, including an event of default upon a change in our control.

     In connection with entering into our third amended and restated senior secured credit facility, we incurred fees and expenses of approximately $1.6 million, which have been capitalized as deferred financing costs and are being amortized over the term of the related debt instruments. Additionally, we wrote-off $0.3 million of financing costs capitalized in connection with our previous credit facility.

     The following table sets forth the amounts outstanding under our revolving credit facility and term A and B loans, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder, as of June 30, 2004:

			Amount Available
	Effective	Amount	for Additional
Senior Secured Credit Facility	Interest Rate	Outstanding	Borrowing
		(Dollars in thousands)
Revolving credit facility	4.7%	$5,281	$64,419
Term A loan	4.8%	12,500	—
Term B loan	5.2%	23,260	—

Total		$41,041	$64,419

     As of June 30, 2004, we had $50.0 million of outstanding debt, $8.7 million of which was classified as current. Of the $50.0 million of outstanding debt, $41.0 million was outstanding to lenders under our third amended and restated senior secured credit facility, and $9.0 million outstanding under capital leases and other miscellaneous indebtedness. As of June 30, 2004, of the outstanding borrowings under our third amended and restated senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the third amended and restated senior secured credit facility.

     Effective January 2004 and March 2004, we entered into two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the commitment amounts of $5.0 million each. As of June 30, 2004 we had $8.8 million available under the two lease lines of credit.

     We believe available borrowings under our new amended and restated senior secured credit facility, together with our cash flows from operations, will be sufficient to fund our requirements for at least the next twelve months. After such time period, to the extent available borrowings and cash flows from operations are insufficient to fund future requests, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our new senior secured credit facility.

Off Balance Sheet Arrangements

     We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Risk Factors That May Affect Future Results

     You should carefully consider the following risks, as well as the other information contained in this report and in our other filings with the SEC including those risk factors set forth in the “Risk Factors” section of the Form S-1 Registration Statement, as amended, we filed with the SEC in connection with our initial public offering in evaluating us and our business before making an investment decision. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We depend on payments from government Medicare and Medicaid programs for a significant amount of our revenue and our business could be materially harmed by any changes that result in reimbursement reductions.

     Our payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 55. We estimate that approximately 55% of our net patient service revenue for 2003 and the six months ended June 30, 2004, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payors. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor which may change on an annual basis. In 2002, the conversion factor was reduced by 5.4%. It was increased 1.6% and 1.5% in 2003 and 2004, respectively, and is scheduled to increase an additional 1.5% in 2005. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for our services could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payors decrease, our revenue and profitability could be adversely affected.

     We estimate that approximately 43% and 44% of our net patient service revenue for 2003 and the six months ended June 30, 2004, respectively, was derived from commercial payors such as managed care organizations and private health insurance programs. These commercial payors generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payor rates are generally higher than government program reimbursement rates, commercial payor rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payors or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

     We have potential conflicts of interest relating to existing agreements we have with certain of our directors, officers, principal shareholders, shareholders and employees. In 2003 we paid an aggregate of $6.6 million under our related party agreements and we received $21.8 million pursuant to our administrative service agreements with related parties. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party.

     If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include our:

•	administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders;

•	leases we have entered into with entities owned by certain of our directors, officers, principal shareholders, shareholders and employees; and

•	medical malpractice insurance which we acquire from an entity owned by certain of our directors, officers, principal shareholders and an employee.

     There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business.

If our administrative services agreements are terminated by the professional corporations, we could be materially harmed.

     Certain states, including Maryland, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Nevada, New York and North Carolina, and one treatment center in Maryland, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2003 and the six months ended June 30, 2004, $34.6 million and $22.3 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $94.6 million and $57.8 million from all of our other centers. Although the professional corporations in Maryland, Nevada, New York and North Carolina are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states, we cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

     We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 52 treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

•	our ability to obtain desirable locations for treatment centers in suitable markets;

•	our ability to identify, recruit and retain or affiliate with a sufficient number of radiation oncologists and other healthcare professionals;

•	our ability to obtain adequate financing to fund our growth strategy; and

•	our ability to successfully operate under applicable government regulations.

     If our growth strategy does not succeed, our business could be harmed.

We may encounter numerous business risks in acquiring and developing additional treatment centers, and may have difficulty operating and integrating those treatment centers.

     If we acquire or develop additional treatment centers, we may:

•	be unable to successfully operate the treatment centers;

•	have difficulty integrating their operations and personnel;

•	be unable to retain radiation oncologists or key management personnel;

•	be unable to collect the accounts receivable of an acquired treatment center;

•	acquire treatment centers with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations;

•	be unable to contract with third-party payors or attract patients to our treatment centers; or

•	experience losses and lower gross revenues and operating margins during the initial periods of operating our newly-developed treatment centers.

     Furthermore, integrating a new treatment center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel.

     We currently plan to develop new treatment centers in existing and new regional networks. We may not be able to structure economically beneficial arrangements in new states as a result of these respective healthcare laws or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. We may not be able to integrate and staff these new treatment centers. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate an acquired or newly-developed treatment center, our business could suffer.

If we fail to comply with the federal, state or local laws and regulations applicable to us our business could be harmed.

     The healthcare industry is highly regulated and the federal, state and local laws that affect our business are significant. The significant areas of regulatory laws that could affect our ability to conduct our business include those regarding:

•	false and other improper claims;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	civil and monetary penalties law;

•	privacy, security and code set regulations;

•	anti-kickback laws;

•	the Stark Laws and other self-referral and financial inducement laws;

•	fee-splitting;

•	corporate practice of medicine;

•	certificate of need;

•	hazardous materials;

•	healthcare reform;

•	anti-trust; and

•	licensing.

     A violation of these laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payors, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician’s license to practice medicine. We believe we exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Medicare Compliance Committee that reviews periodically our procedures and a Corporate Compliance Program in place to review our practices. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

Our business may be harmed by technological and therapeutic changes.

     The treatment of cancer patients is subject to potentially revolutionary technological and therapeutic changes. Future technological developments could render our equipment obsolete. We may incur significant costs in replacing or modifying equipment in which we have already made a substantial investment prior to the end of its anticipated useful life. In addition, there may be significant advances in other cancer treatment methods, such as chemotherapy, surgery, biological therapy, or in cancer prevention techniques, which could reduce demand or even eliminate the need for the radiation therapy services we provide.

The radiation therapy market is highly competitive.

     Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other practitioners and other operators of radiation treatment centers. Certain of our competitors have longer operating histories and significantly greater financial and other resources than us. Competitors with greater access to financial resources may enter our markets and compete with us. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with additional radiation oncologists on terms that are favorable to us.

Because our principal shareholders and management own a large percentage of our common stock, they will collectively be able to determine the outcome of all matters submitted to shareholders for approval regardless of the preferences of our other shareholders.

     Certain of our directors, officers and principal shareholders beneficially own approximately 54.6% of our outstanding common stock and currently constitute a majority of our board of directors. As a result, these persons will be able to:

•	elect our entire board of directors;

•	control our management and policies;

•	determine the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets;

•	prevent or cause a change in control; and

•	amend our amended and restated articles of incorporation and bylaws at any time.

Our board of directors will not consist of a majority of independent directors and our audit committee will not consist solely of independent directors until June 2005.

     Under the rules of the SEC and the Nasdaq National Market, our board of directors must consist of a majority of independent directors and the audit committee of our board of directors must consist solely of independent members within one year of our initial public offering. We currently have two independent members of the audit committee constituting a majority of the audit committee and we will be required to have a completely independent audit committee by June 2005. Our board of directors will also be required to consist of a majority of independent members by June 2005. Our audit committee will oversee the audit effort of our independent certified public accountants and be required to take any actions it deems necessary to satisfy itself that the accountants are independent of management. Until our audit committee is comprised fully of independent directors, members of our management may serve on our audit committee, and the independent directors on our audit committee may not have the same influence on the committee or the audit process as a fully independent audit committee would have.

Our stock price may fluctuate and you may not be able to resell your shares of our common stock at or above the price you paid.

     We became a public company on June 18, 2004 and there can be no assurance that we will be able to maintain an active market for our stock. A number of factors could cause the market price of our common stock be volatile. Some of the factors that could cause our stock price to fluctuate significantly, include:

•	variations in our financial performance;

•	changes in recommendations or financial estimates by securities analysts, or our failure to meet or exceed estimates;

•	announcements by us or our competitors of material events;

•	future sales of our common stock;

•	investor perceptions of us and the healthcare industry; and

•	general economic trends and market conditions.

     As a result, you may not be able to resell your shares at or above the price you paid.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

     15,876,095 of our shares are currently subject to 180 days lock-up agreements which were entered into in connection with our initial public offering. The lock-up agreements provide that, with certain exceptions, the shares may not be sold or otherwise transferred until after December 18, 2004 without the prior written consent of the managing underwriters. At the expiration of the lock-up period 4,304,656 of these shares may be sold without restriction and the balance of those shares may also be sold, but subject to restriction, including limitations on the number of shares that may be sold in any three-month period. As of June 30, 2004, we had 1,362,862 shares available for grant and 2,564,013 shares subject to outstanding options. We intend to file Form S-8 registration statements with the SEC registering for resale in the public market all of the shares of our common stock issuable under our employee stock plans as soon as practicable. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We have identified the following additional risks which are described in detail in the Form S-1 Registration Statement, as amended, we filed in connection with our initial public offering:

     *We depend on recruiting and retaining radiation oncologists and other qualified healthcare professionals for our success and our ability to enforce the non-competition covenants with radiation oncologists;

     *We depend on our senior management and we may be materially harmed if we lose any member of our senior management;

     *A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

     *We have significant indebtedness which could limit our business;

     *We may need to raise additional capital, which may be difficult to obtain at attractive prices and which may cause us to engage in financing transactions that adversely affect our stock price;

     *Our information systems are critical to our business and a failure of those systems could materially harm us;

     *Our financial results could be adversely affected by the increasing costs of professional liability insurance and by successful malpractice claims;

* Our financial results may suffer if we have to write-off goodwill;

* Florida law and certain anti-takeover provisions of our corporate documents and our executive employment agreements could entrench our management or delay or prevent a third party from acquiring us or a change in control even if it would benefit our shareholders.

Forward-Looking Statements

     Certain statements contained in this report, including, without limitation, statements containing the words “believes,” anticipates,” “intends,” “expects” and words of similar import, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include projections of revenue, income or loss, capital expenditures, capital structure, other financial items, statements regarding our plans and objectives for future operations, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and other statements which are other than statements of historical fact.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Among these risks and uncertainties are the following, which are also described in “Risk Factors That May Affect Future Results” above:

•	possible changes in the levels and terms of reimbursement and payments for our charges by government programs, including Medicare or Medicaid, managed care organizations and other commercial payors;

•	existing laws and governmental healthcare regulations and changes in or our failure to comply with laws and governmental regulations;

•	our ability to successfully develop, acquire and integrate additional treatment centers;

•	competition;

•	technological and therapeutic improvements that increase our cost of providing, or reduce the demand for, our services;

•	our ability to attract and retain qualified healthcare professionals, including radiation oncologists; and

•	our ability to finance growth on favorable terms.

     Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report in order to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Sensitivity. We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments. These derivative financial instruments may take the form of forward sales contracts, option contracts, foreign currency exchange contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit.

     Interest Rate Swap. In March 2003, we entered into an interest rate swap agreement with a notional amount of $6.6 million. This interest rate swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. This agreement is indexed to 90 day LIBOR. The following table summarizes the terms of the swap:

Notional Amount	Fixed Rate	Term in Months	Maturity
$6.6 million	2.03% (plus a margin)	24	March 2005

The fixed rates do not include the credit spread, which is currently 325 basis points. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. Our swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our senior credit facility and do not hold or issue them for trading purposes. We are currently required by the terms of our existing third amended and restated senior credit facility to keep some form of interest rate protection in place.

     Interest Rates. As of June 30, 2004, we have interest rate exposure on $34.4 million of our senior secured credit facility, which is not covered by our interest rate swap agreement. Our debt obligations subject to floating rates at June 30, 2004 include $35.0 million of variable rate debt at an approximate average interest rate of 5.0% as of June 30, 2004. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.3 million on a calendar year basis.

Item 4. Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date for insuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner.

(b)	Changes In Internal Controls. There were no significant changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	None.

(b)	None.

(c)	Recent Sales of Unregistered Securities.

     On June 23, 2004 we issued 271,385 unregistered shares of our common stock to Devoto Construction, Inc. in connection with our acquisition of its business. The issuance of the securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

     During the quarter ended June 30, 2004, we issued to employees 151,502 unregistered shares of our common stock upon the exercise of stock options at a weighted average exercise price of $2.35 per share. During the same period we issued 3,303 unregistered shares of common stock to an employee as bonus compensation which shares were valued at $11.48 per share. These transactions were effected pursuant to an exemption from registration in reliance on Rule 701 under the Securities Act.

     In all of the above described transactions, the recipients were accredited or sophisticated investors and represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate restrictive legends were affixed to the share certificates and all recipients had access to adequate information about us, through employment or other relationships. No underwriters were involved in any of these transactions.

(d)	Use of Proceeds.

     On June 23, 2004, we completed an initial public offering of 5,500,000 shares of our common stock, $0.0001 par value per share. The managing underwriters were Wachovia Capital Markets, LLC and Banc of America Securities LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-114603) that was declared effective by the Securities and Exchange Commission on June 18, and June 21, 2004. All 5,500,000 shares of common stock registered under the Registration Statement, plus 825,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $13.00 per share. Of the shares offered, 4,000,000 shares were sold by the Company, and 1,500,000 shares (plus the 825,000 over-allotment option shares) were sold by certain shareholders. We did not receive any proceeds from the sale of common stock by the selling shareholders. The amount of aggregate gross proceeds from the shares of common stock sold by us was $52.0 million. The net proceeds to us from the offering were approximately $47.1 million after deducting the underwriting discount of $3.6 million and $1.3 million in other expenses incurred in connection with the offering.

     Of the net proceeds received by us from the offering, we used $44.1 million to repay outstanding indebtedness under our senior secured credit facility, and $2.8 million was used to repay outstanding indebtedness to certain of our directors, officers and related parties. We have invested the remainder of the proceeds in money market funds. We expect to use these for other general corporate purposes.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	RADIATION THERAPY SERVICES, INC.
	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice-President and Chief Financial Officer