Form 10-Q
period 2004-09-30
RADIATION THERAPY SERVICES INC
filed 2004-11-04
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number: 000-50802

RADIATION THERAPY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0768951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2234 Colonial Boulevard, Fort Myers, Florida	33907
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 1, 2004, we had outstanding 22,448,314 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net patient service revenue	$38,378	$29,914	$118,451	$96,460
Other revenue	2,296	2,110	7,305	7,142

Total revenues	40,674	32,024	125,756	103,602
Salaries and benefits	21,749	18,709	63,546	53,542
Medical supplies	808	488	2,560	1,628
Facility rent expenses	1,273	1,080	3,950	3,222
Other operating expenses	1,816	2,009	5,601	6,520
General and administrative expenses	6,296	3,785	14,513	11,389
Depreciation and amortization	1,675	1,243	4,797	3,652
Provision for doubtful accounts	1,427	811	4,180	2,474
Interest expense, net	787	467	2,641	1,509

Total expenses	35,831	28,592	101,788	83,936

Income before minority interests	4,843	3,432	23,968	19,666
Minority interests in net losses (earnings) of consolidated entities	20	(2)	5	20

Income before income taxes	4,863	3,430	23,973	19,686
Income tax expense	1,945	—	20,171	—

Net income	2,918	3,430	3,802	19,686
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreement	1	15	37	(60)

Comprehensive income	$2,919	$3,445	$3,839	$19,626

Net income per common share outstanding-basic	$0.13	$0.20	$0.19	$1.16

Net income per common share outstanding-diluted	$0.13	$0.19	$0.19	$1.06

Weighted average shares outstanding:
Basic	22,448	16,943	19,562	16,979

Diluted	23,044	18,438	20,360	18,491

Pro forma income data:
Income before income taxes, as reported		$3,430	$23,973	$19,686
Pro forma income taxes		1,372	9,589	7,874

Pro forma net income		$2,058	$14,384	$11,812

Pro forma net income per common share outstanding – basic		$0.12	$0.74	$0.70

Pro forma net income per common share outstanding - diluted		$0.11	$0.71	$0.64

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,453	$2,606
Accounts receivable, net	24,893	22,816
Prepaid expenses	1,893	2,921
Current portion of notes receivable from related parties	—	122
Current portion of lease receivable	728	597
Inventories	1,041	802
Deferred income taxes	4,097	—
Other	518	1,136

Total current assets	39,623	31,000
Notes receivable from related parties, less current portion	—	540
Lease receivable, less current portion	1,399	1,883
Equity investments in joint ventures	1,264	1,229
Property and equipment, net	76,457	65,569
Goodwill, net	34,392	24,915
Intangible assets, net	1,126	718
Other assets	5,274	2,431

Total assets	$159,535	$128,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$3,464
Accrued expenses	10,358	11,866
Income taxes payable	4,176	—
Current portion of long-term debt	9,062	8,065

Total current liabilities	26,152	23,395
Long-term debt, less current portion	49,541	51,746
Other long-term liabilities	710	610
Deferred income taxes	20,096	—
Minority interest in consolidated entities	1,556	1,561

Total liabilities	98,055	77,312
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,448 and 17,282 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	69,179	16,616
Retained (deficit) earnings	(5,602)	37,037
Notes receivable from shareholders	(2,099)	(2,645)
Accumulated other comprehensive loss, net of tax	—	(37)

Total shareholders’ equity	61,480	50,973

Total liabilities and shareholders’ equity	$159,535	$128,285

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$3,802	$19,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,670	3,540
Amortization	127	112
Write down of machine parts inventory	1,223	—
Deferred income tax provision	15,999	—
Stock based compensation	104	—
Provision for bad debts	4,180	2,474
Loss on the sale of property and equipment	40	17
Minority interests in net losses of consolidated entities	(5)	(20)
Write off of loan costs	336	—
Equity interest in net income of joint ventures	(35)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(6,257)	(4,164)
Inventories	(239)	108
Prepaid expenses	1,028	56
Accounts payable	(908)	1,299
Accrued expenses	(1,480)	4,228
Income taxes currently payable	4,176	—

Net cash provided by operating activities	26,761	27,290
Cash flows from investing activities
Purchases of property and equipment	(12,268)	(6,227)
Acquisition of radiation centers	(7,115)	(8,737)
Receipts of principal payments of notes receivable from shareholders	662	—
Proceeds from the sale of property and equipment	951	1,317
Change in lease receivable	353	314
Change in other assets	53	(1)

Net cash used in investing activities	(17,364)	(13,334)
Cash flows from financing activities
Proceeds from issuance of debt	51,400	6,500
Principal repayments of debt	(58,353)	(8,029)
Proceeds from public offering of common stock, net of expenses	46,781	—
Proceeds from issuance of common stock	38	50
Proceeds from exercise of stock options	2,112	101
Payments of notes receivable from shareholders	546	258
Distributions to shareholders	(46,441)	(9,130)
Payments of loan costs	(1,633)	—

Net cash used in financing activities	(5,550)	(10,250)

Net increase in cash and cash equivalents	3,847	3,706
Cash and cash equivalents, at beginning of period	2,606	4,294

Cash and cash equivalents, at end of period	$6,453	$8,000

Continued on next page

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$3,711	$3,171
Issuance of common stock for the acquisition of Devoto Construction, Inc.	$3,528	$—
Issuance of a promissory note plus accrued interest for purchase of shares	$—	$521
Cancellation of notes receivable from shareholder for purchase of treasury stock	$—	$710
Recorded lease receivable related to assets under capital lease	$—	$85
Recorded capital lease obligations related to the acquisition of radiation center assets	$2,034	$—
Recorded obligation related to the acquisition of radiation center assets	$100	$—

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develops and operates radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New York, North Carolina and New Jersey.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary. We provide administrative services for a fee to certain radiation oncology practices in certain states with laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. Fees are based upon the estimated costs of the services performed plus a profit margin. We operate in these states providing administrative services for a fee to radiation oncology practices pursuant to long-term management agreements ranging from 20 to 25 years. Pursuant to the administrative services agreements, the radiation oncology practices are each solely responsible for all aspects of the practice of medicine and patient care as defined by their respective state. We provide administrative and other support services.

During 2003, we determined that these radiation oncology practices are variable interest entities as defined by FIN No. 46R, and that we have a variable interest in each of these practices through our administrative services agreements. We also determined that through our variable interests in these practices, we would absorb a majority of the net losses, if any occur.

Based on these determinations, we included the radiation oncology practices in our interim consolidated financial statements as of and for the nine-month period ended September 30, 2004 and restated prior periods to conform to the current period presentation. The result of the consolidation is an increase in revenue and a corresponding increase in expenses and minority interest, thereby resulting in no significant impact on net income, earnings per share or cash flows. All significant intercompany accounts and transactions within the Company have been eliminated.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 and the notes thereto contained in our prospectus on Form S-1 that was declared effective by the SEC on June 21, 2004.

For the nine months ended September 30, 2004, we had a change in estimate of approximately $2.1 million, related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered, and the impact was an increase to our net patient service revenue for the respective period.

The cost of revenues for the three months ended September 30, 2004 and 2003 are approximately $23.7 million and $20.2 million, respectively. The cost of revenues for the nine months ended September 30, 2004 and 2003 are approximately $69.1 million and $59.1 million, respectively.

3. PRO FORMA STATEMENTS OF INCOME DATA

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and became subject to taxation as a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million during the quarter ended June 30, 2004. Pro forma net income and pro forma net income per share are based on the assumption that the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

4. PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $46.8 million, approximately $44.1 million was used to repay outstanding indebtedness under our senior secured credit facility, and approximately $2.8 million was used to repay outstanding indebtedness to certain of our directors, officers and related parties.

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

5. Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value method of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

We follow SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, for our stock option grants to non-employees. As such, we measure compensation expense as the services are performed and recognize the expense ratably over the service period. Prior to vesting, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of our options prior to the vesting date will be recognized in the period of the option value increase.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income or pro forma net income, as reported	$2,918	$2,058	$14,384	$11,812
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(605)	(38)	(837)	(115)

Adjusted pro forma net income	$2,313	$2,020	$13,547	$11,697

Adjusted net income or pro forma net income per share:
Basic – as reported	$0.13	$0.12	$0.74	$0.70

Basic – adjusted pro forma	$0.10	$0.12	$0.69	$0.69

Diluted – as reported	$0.13	$0.11	$0.71	$0.64

Diluted – adjusted pro forma	$0.10	$0.11	$0.67	$0.63

Adjusted pro forma weighted average common shares outstanding	22,448	16,943	19,562	16,979

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	22,796	18,395	20,112	18,441

6. EARNINGS PER SHARE

Diluted earnings per common and common share equivalents have been computed by dividing net income by the weighted average common and common share equivalents outstanding during the respective periods. The weighted average common and common equivalent shares outstanding have been adjusted to include the number of shares that would have been outstanding if vested “in the money” stock options had been exercised, at the average market price for the period, with the proceeds being used to buy back shares (i.e., the treasury stock method). Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying interim condensed consolidated financial statements (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding — basic	22,448	16,943	19,562	16,979
Effect of dilutive options	596	1,495	798	1,512

Weighted average common and common equivalent shares outstanding — diluted	23,044	18,438	20,360	18,491

7. STOCK OPTION PLAN AND DEFERRED COMPENSATION

In April 2004, our Board of Directors adopted the 2004 Stock Incentive Plan under which the Company has authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors and consultants. In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes (i) 1,141,922 shares that were reserved but unissued under our 1997 stock option plan (“the 1997 Plan”) that was terminated contemporaneously with the consummation of our initial public offering, (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

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

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. We have recognized compensation expense of $104,000 for the nine months ended September 30, 2004. Compensation expense is measured as the services are performed and the expense is recognized ratably over the service period. Prior to vesting, we recognize expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of our options prior to the vesting date will be recognized in the period of the option value increase.

At September 30, 2004, we had approximately 1,397,000 options available for grant and approximately 2,537,000 options outstanding.

8. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income / loss. Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains / losses on an interest rate swap agreement accounted for as a cash flow hedge. The impact of the unrealized gain / loss was a decrease to shareholders’ equity on a cumulative basis by $37,000 as of December 31, 2003 and an increase to shareholders’ equity of $37,000 for the nine months ended September 30, 2004.

9. ACQUISITIONS

On June 23, 2004 we acquired the assets of Devoto Construction, Inc., which was owned by certain of our directors and officers for approximately $3,528,000 through the issuance of 271,385 shares of our common stock. Devoto Construction, Inc. performs remodeling and real property improvements at our medical facilities and specializes in the construction of radiation medical facilities. The purchase of Devoto Construction, Inc. was a strategic fit for us as we continue to expand our operations into new markets. The purchase price was allocated to net tangible assets of $4,000, an intangible asset of $35,000 amortized over 7 years and goodwill of $3,489,000. The results of operations have been included in the financial statements since the date of acquisition.

On September 21, 2004 we acquired the operations and medical and office equipment of two radiation centers in New Jersey. We determined that the purchase provided an entry into the state of New Jersey with the potential to add value in providing advanced treatment services to the community. We also completed the purchase of a third center in Willingboro, New Jersey, on October 18, 2004, completing our acquisitions of the planned three centers in that state. The acquisitions were accounted for as a purchase. The fair value of the assets acquired, including intangible assets, was approximately $10,225,000. The purchase price was allocated to tangible assets of $2,841,000; $680,000 as a non-compete amortized over eighteen to twenty four months and goodwill of $6,704,000. The consideration given for the acquisition included $7,905,000 cash, the assumption of capital lease financing of $2,220,000, and the assumption of $100,000 in liability for assuming a physician employment contract. In addition, the purchase of the third center includes a deferred purchase price contingent on maintaining a certain level of earnings before interest, taxes, depreciation and amortization and providing for payment of a certain percentage over the base level annually during the following three fiscal years.

10. INCOME TAXES

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through June 14, 2004, the Company was not subject to federal and certain state corporate income taxes. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million for the nine months ended September 30, 2004.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at September 30, 2004 (in thousands):

Deferred tax assets:
Accounts receivable	$3,636
Accrued liabilities	461

$4,097

Deferred tax liabilities:
Property and equipment	$12,863
Goodwill	2,503
Derivative swap agreement	5
Change in tax status	4,725

$20,096

Significant components of the income tax provision for the nine months ended September 30, 2004 are as follows (in thousands):

Current provision:
Federal	$1,803
State	257
Deferred provision:
Federal	15,847
State	2,264

Total income tax provision	$20,171

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 had no impact on our consolidated financial statements for 2004 and we do not expect it to have a material effect on our future results of operations or financial position.

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

12. LEGAL PROCEEDINGS

On September 21, 2004 a lawsuit was filed by the Kissel Family Trust against us and certain of our directors and officers in the United States District Court, Middle District of Florida (Civil Action No. 2:04-CV-470-FtM-29.SPC). We believe that the complaint is without merit and intend to pursue a vigorous defense. The complaint purports to be a class action on behalf of all persons who purchased our common stock between June 17, 2004 and September 8, 2004. The complaint claims that the defendants violated the Securities Exchange Act of 1934 by disseminating purportedly false and misleading information and failing to disclose material facts in our public filings. The plaintiff asserts in the complaint that it purchased 800 of our shares of common stock at a purportedly inflated price of $14.53 on July 6, 2004 and sold its shares for $12.90 on August 6, 2004. The complaint seeks certification as a class action as well as unspecified compensatory damages, counsel fees and expert fees and such other relief as the court may deem just and proper. We are obligated to provide indemnification to our directors and officers against any liability, cost or expense in this matter to the fullest extent permitted by law. The lawsuit is in a very early stage and we have not reserved or accrued any amounts on our financial statements for this lawsuit. While we do not expect the ultimate result of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flows, due to the inherently unpredictable nature of complex litigation there can be no assurances as to the eventual resolution.

13. SUBSEQUENT EVENTS

On October 8, 2004 we amended our third amended and restated senior secured credit facility principally to pay off the remaining balance of the designated Term B portion and increase our revolving credit commitment from $70 million to $80 million. The transaction included paying off the $22.8 million remaining on the designated Term B portion by increasing the Term A loan to $25 million and drawing on the revolver. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. Borrowings at LIBOR plus a spread range from 175 to 300 basis points and borrowings at a specified base rate plus a spread range from 25 to 150 basis points. The amendment modified the mandatory quarterly principal payments on the Term A loan from $1.25 million to $1.75 million. The additional deferred financing costs incurred of approximately $241,000 will be expensed over the remaining period of the Term A loan maturing on April 15, 2007.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and currently provide radiation therapy services in 54 treatment centers. Our treatment centers are clustered into 18 regional networks in nine states, including Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New York, North Carolina and New Jersey. Of these 54 treatment centers, 20 treatment centers were internally developed, 24 were acquired and 10 involve hospital-based treatment centers.

For the three months and nine months ended September 30, 2004, our total revenues grew by 27.0% and 21.4%, respectively while our net income and pro forma net income grew by 41.8% and 21.8%, respectively over the same periods of the prior year. For the three months and nine months ended September 30, 2004, we had total revenues of $40.7 million and $125.8 million, respectively. Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for all periods presented.

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

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,		Nine Months Ended September 30, 2004
	2002	2003
Treatment centers at beginning of period	28	40	51
Internally developed	3	2	2
Acquired	6	6	2
Hospital-based	3	3	(1)

Treatment centers at period end	40	51	54

Regional networks at period end	13	17	18

We added a new internally developed treatment center during the quarter ended June 30,2004 replacing services we had provided at a hospital based treatment center.

In September 2004, we acquired the operations and medical and office equipment of two radiation centers in New Jersey. The treatment centers are located on, or adjacent to, the campuses of Virtua Health in Voorhees, and Underwood-Memorial Hospital in Woodbury. These centers are established practices and offer radiation therapies to patients residing in Burlington and Camden Counties. We plan to upgrade these facilities with advanced technologies and equipment, expanding available treatment options.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
External beam treatments per day – freestanding centers	982	814	20.6%	1,043	895	16.5%
Percentage change in external beam treatment per day – freestanding centers – same practice basis	3.7%	-4.6%		1.2%	-0.4%
Percentage change in total revenues – same practice basis	13.8%	16.6%		11.5%	30.1%
Regional networks at period end	18	15	20.0%

Treatment centers - freestanding	44	36	22.2%
Treatment centers - hospital	10	11	-9.1%

	54	47	14.9%

Days sales outstanding for the quarter	56	61

Our revenue growth is primarily driven by entering new markets, increasing the utilization of our existing centers and by benefiting from demographic and population trends in most of our regional markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the nine months ended September 30, 2004, net patient service revenue comprised 94.2% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. Our administrative services fees may include fees for providing facilities and equipment, management and administrative services, as well as the services of our dosimetrists, physicists, therapists and medical assistants. In 30 of our radiation treatment centers we employ the physicians, and in 24 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. In 2003, 25% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the nine months ended September 30, 2004, other revenue comprised approximately 5.8% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

We believe that our future financial performance will be impacted by:

•	changes in reimbursement rates;

•	changes in our payor mix;

•	technology changes;

•	the reduction of interest expense resulting from the pay down of our debt in the second quarter of 2004;

•	increased costs associated with being a public company;

•	future increases in the number of our treatment centers; and

•	changes in the administrative services fees we are able to negotiate.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty six months, we have acquired 15 treatment centers and internally developed seven treatment centers.

In 2003, we acquired six treatment centers for total consideration of $11.1 million, we opened two internally developed treatment centers and we signed agreements to provide services to three hospital-based treatment centers. Of these 11 treatment centers, six were located in four new regional networks and five were located in existing regions.

In 2004, we opened two internally developed treatment centers. One of these centers replaced services we had previously provided at a hospital-based center. During the third quarter of 2004, we acquired two treatment centers in the state of New Jersey and closed on a third treatment center in October 2004.

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

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last fiscal year and the nine months ended September 30, 2003 and 2004.

	Year Ended December 31,	Nine Months Ended September 30,
Payor	2003	2003	2004
Medicare and Medicaid	55.4%	56.5%	53.6%
Commercial	43.2	42.2	45.2
Self pay	1.4	1.3	1.2

Total net patient service revenue	100.0%	100.0%	100.0%

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

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2002, the CF decreased by 5.4%; in 2003, it increased by 1.6%; in 2004, it has increased by 1.5%; and in 2005, the rate is preliminarily scheduled to increase an additional 1.5%. The net result to CF and RVUs of the changes over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. CMS recently released its preliminary RVUs for 2005 and the proposed changes are not expected to have a significant impact on our business. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

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

We consider our critical accounting policies to be those that require us to make more significant judgments and estimates when we prepare our financial statements, including the following:

Net Patient Service Revenue and Allowances for Contractual Discounts

We have agreements with third-party payors that provide for payments to the Company at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in the interim condensed consolidated financial statements are recorded at the amount that is expected to be received.

We derive a significant portion of our revenues from third-party payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. We estimate the allowance for contractual discounts on a payor-specific basis given our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the interim condensed consolidated statement of income and comprehensive income.

Provision for Doubtful Accounts

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patient accounts and to patient accounts for which the primary insurance payor has paid, but patient responsibility amounts (generally deductibles and co-payments) remain outstanding. We estimate provisions for doubtful accounts based primarily upon the age of patients’ accounts, the economic ability of patients to pay and the effectiveness of our collection efforts. We routinely review accounts receivable balances in conjunction with our historical collection rates and other economic conditions, which might ultimately affect the collectibility of patient accounts when we consider the adequacy of the amounts we record as reserves for doubtful accounts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Impairment of Long-Lived Assets

Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog Linac and simulator inventory. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators.

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

Stock Based Compensation

We grant stock options for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the exercise price is not less than the fair market value of the underlying stock on the date of grant. The value of options issued to non-employees have been determined in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and are periodically remeasured as the services are performed and recognize the expense ratably over the service period.

Income Taxes

We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net patient service revenue	94.4%	93.4%	94.2%	93.1%
Other revenue	5.6	6.6	5.8	6.9

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	53.5	58.4	50.5	51.7
Medical supplies	2.0	1.5	2.0	1.6
Facility rent expenses	3.1	3.4	3.1	3.1
Other operating expenses	4.5	6.3	4.5	6.3
General and administrative expenses	15.5	11.8	11.5	11.0
Depreciation and amortization	4.1	3.9	3.8	3.5
Provision for doubtful accounts	3.5	2.5	3.3	2.4
Interest expense, net	1.9	1.5	2.1	1.5

Total expenses	88.1	89.3	80.8	81.1

Income before minority interests	11.9	10.7	19.2	18.9
Minority interests in net losses (earnings) of consolidated entities	0.0	0.0	0.0	0.0

Income before income taxes	11.9	10.7	19.2	18.9
Income tax expense	4.8	0.0	16.0	0.0

Net income	7.1%	10.7%	3.2%	18.9%

Pro forma income data:
Income before provision for income taxes, as reported		10.7%	19.2%	18.9%
Pro forma income taxes		4.3	7.6	7.6

Pro forma net income		6.4%	11.6%	11.3%

Comparison of the Three Months Ended September 30, 2004 and 2003

Total revenues. Total revenues increased by $8.7 million, or 27.0%, from $32.0 million for the three months ended September 30, 2003 to $40.7 million for the three months ended September 30, 2004. Approximately $4.3 million of this increase resulted from our expansion into new regional networks during the latter part of 2003. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003 and Alabama in December 2003. Approximately $4.4 million of this increase was driven by volume growth, service mix improvements and pricing in our existing regional networks.

Salaries and benefits. Salaries and benefits increased by $3.0 million, or 16.2%, from $18.7 million for the three months ended September 30, 2003 to $21.7 million for the three months ended September 30, 2004. Salaries and benefits as a percentage of total revenues decreased from 58.4% for the three months ended September 30, 2003 to 53.5% for the three months ended September 30, 2004. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. The decrease as a percentage of revenue is due to the 27% growth in our revenue from the prior quarter, resulting in further leveraging of our staff. Additional staffing of personnel and physicians due to our expansion into new regional networks during the third and fourth quarters of 2003 contributed to a $2.3 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $0.7 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.3 million, or 65.6%, from $0.5 million for the three months ended September 30, 2003 to $0.8 million for the three months ended September 30, 2004. Medical supplies as a percentage of total revenues increased from 1.5% for the three months ended September 30, 2003 to 2.0% for the three months ended September 30, 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments. These pharmaceuticals are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.2 million, or 17.9%, from $1.1 million for the three months ended September 30, 2003 to $1.3 million for the three months ended September 30, 2004. Facility rent expenses as a percentage of total revenues decreased from 3.4% for the three months ended September 30, 2003 to 3.1% for the three months ended September 30, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.1 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.1 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

Other operating expenses. Other operating expenses decreased by $0.2 million or 9.6%, from $2.0 million for the three months ended September 30, 2003 to $1.8 million for the three months ended September 30, 2004. Other operating expenses as a percentage of total revenues decreased from 6.3% for the three months ended September 30, 2003 to 4.5% for the three months ended September 30, 2004. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The decrease was primarily attributable to a decrease in contract labor of approximately $0.4 million, offset by an increase in the cost of repairs and maintenance of equipment of approximately $0.2 million.

General and administrative expenses. General and administrative expenses increased by $2.5 million, or 66.3%, from $3.8 million for the three months ended September 30, 2003 to $6.3 million for the three months ended September 30, 2004. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 11.8% to 15.5%. The third quarter 2004 included approximately $0.3 million for increases to the self insured portion of our medical malpractice exposure. The increase reflects the growth of our business and related exposure. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog Linac and simulator inventory. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. Additional increase in general and administrative expenses included approximately $0.3 million in consulting/compensation fees for legislative efforts in healthcare reimbursement, $0.2 million in general and administrative expenses relating to the growth in the number of our regional networks, and $0.5 million in our existing regional networks, inclusive of costs relating to our public offering for directors and officers insurance and board expenses.

Depreciation and amortization. Depreciation and amortization increased by $0.4 million, or 34.8%, from $1.2 million for the three months ended September 30, 2003 to $1.6 million for the three months ended September 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from

3.9% for the three months ended September 30, 2003 to 4.1% for the three months ended September 30, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.6 million, or 76.0%, from $0.8 million for the three months ended September 30, 2003 to $1.4 million for the three months ended September 30, 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.5% in 2003 to 3.5% in 2004, consistent with the increase in the three months ended June 30, 2004. Approximately $0.1 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets, $0.2 million due to the expanded regional markets in Key West, Florida, Kentucky and Alabama, and $0.3 million within our remaining existing regional networks.

Interest expense, net. Interest expense, net increased by $0.3 million, or 68.5%, from $0.5 million for the three months ended September 30, 2003 to $0.8 million for the three months ended September 30, 2004. Interest expense as a percentage of total revenues increased from 1.5% in 2003 to 1.9% in 2004. Included in interest expense, net is an insignificant amount of interest income. Approximately $0.1 million of the increase is as a result of the borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003 and the acquisition of the New Jersey treatment centers during the third quarter of 2004. The remainder of the increase is due to interest on capital leases entered into during 2004.

Net income and pro forma net income Net income increased by $0.8 million, or 41.8%, from $2.1 million in pro forma net income for the three months ended September 30, 2003 to $2.9 million for the three months ended September 30, 2004. Net income and pro forma net income represents 7.1% and 6.4% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Total revenues. Total revenues increased by $22.2 million, or 21.4%, from $103.6 million for the nine months ended September 30, 2003 to $125.8 million for the nine months ended September 30, 2004. Approximately $9.8 million of this increase resulted from our expansion into new regional networks in 2003. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003 and Alabama in December 2003. We also added a new regional network in Baltimore, Maryland in March 2003, and expanded our professional service arrangements in the Delmarva Peninsula region. Approximately $7.7 million of this increase was driven by volume growth, service mix improvements, and pricing in our existing regional networks and approximately $2.1 million related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered. The remaining increase was primarily attributable to the addition of advanced radiation therapy equipment in our treatment centers and the increased utilization of our technologies due to the increased acceptance by payors to reimburse for a wider range of radiation treatments.

Salaries and benefits. Salaries and benefits increased by $10.0 million, or 18.7%, from $53.5 million for the nine months ended September 30, 2003 to $63.5 million for the nine months ended September 30, 2004. Salaries and benefits as a percentage of total revenues decreased from 51.7% for the nine months ended September 30, 2003 to 50.5% for the nine months ended September 30, 2004. Additional staffing of personnel and physicians due to our expansion into new regional networks during the third and fourth quarters of 2003 contributed to a $5.6 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $4.4 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.9 million, or 57.2%, from $1.6 million for the nine months ended September 30, 2003 to $2.5 million for the nine months ended September 30, 2004. Medical supplies as a percentage of total revenues increased from 1.6% for the nine months ended September 30, 2003 to 2.0% for the nine months ended September 30, 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments. These pharmaceuticals are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 22.6%, from $3.2 million for the nine months ended September 30, 2003 to $3.9 million for the nine months ended September 30, 2004. Facility rent expenses as a percentage of total revenues remained at 3.1% for the nine months ended September 30, 2003 and 2004. Approximately $0.4 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.3 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

Other operating expenses. Other operating expenses decreased by $0.9 million, or 14.1%, from $6.5 million for the nine months ended September 30, 2003 to $5.6 million for the nine months ended September 30, 2004. Other operating expenses as a percentage of total revenues decreased from 6.3% for the nine months ended September 30, 2003 to 4.5% for the nine months ended September 30, 2004. The decrease was primarily attributable to a decrease in contract labor of approximately $1.6 million, offset by an increase in the cost of repairs and maintenance of equipment of approximately $0.7 million.

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 27.4%, from $11.4 million for the nine months ended September 30, 2003 to $14.5 million for the nine months ended September 30, 2004. General and administrative expenses as a percentage of total revenues increased from 11.0% to 11.5%. The increase in general and administrative expenses was due to the write-off of $0.3 million of deferred financing costs due to the refinancing of our senior secured credit facility in March 2004. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog Linac and simulator inventory. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. Additional increases in general and administrative expenses included approximately $0.4 million in consulting/compensation fees for legislative efforts in healthcare reimbursement, $0.7 million in general and administrative expenses relating to the growth in the number of our regional networks, and $0.4 million in our existing regional networks inclusive of costs relating to our public offering for directors and officers insurance and board expenses.

Depreciation and amortization. Depreciation and amortization increased by $1.1 million, or 31.4%, from $3.7 million for the nine months ended September 30, 2003 to $4.8 million for the six months ended September 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.5% for the nine months ended September 30, 2003 to 3.8% for the nine months ended September 30, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.5 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.7 million, or 69.0%, from $2.5 million for the nine months ended September 30, 2003 to $4.2 million for the nine months ended September 30, 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.4% in 2003 to 3.3% in 2004. Approximately $0.7 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets, $0.3 million due to the expanded regional markets in Key West, Florida, Kentucky and Alabama, and $0.7 million within our remaining existing regional networks.

Interest expense, net. Interest expense, net increased by $1.1 million, or 75.0%, from $1.5 million for the nine months ended September 30, 2003 to $2.6 million for the nine months ended September 30, 2004. Interest expense as a percentage of total revenues increased from 1.5% in 2003 to 2.1% in 2004. Approximately $0.5 million of the increase in interest expense was primarily due to an increase in the borrowing of funds under our senior secured credit facility on the $40 million Term B loan borrowed on March 31, 2004. Approximately $0.4 million of the increase is as a result of the borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003 and the acquisition of the New Jersey treatment centers during the third quarter of 2004. The remaining balance of approximately $0.2 million is due to interest on capital leases entered into during 2004.

Pro forma net income Pro forma net income increased by $2.6 million, or 21.8%, from $11.8 million for the nine months ended September 30, 2003 to $14.4 million for the nine months ended September 30, 2004. Pro forma net income represents 11.6% and 11.3% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Liquidity and Capital Resources

During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $46.8 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine-month period ended September 30, 2004 and for the nine-month period ended September 30, 2003, was $26.8 million, and $27.3 million, respectively.

Net cash provided by operating activities for the nine month period ended September 30, 2004 was primarily impacted by the timing of payments as a result of our change in tax status from an S corporation to a C Corporation. Provision for bad debts increased $1.7 million due primarily to an increase in service to uninsured patients within one of our existing regional markets and the expanded regional markets in Key West, Florida, Kentucky and Alabama. Accounts receivable increased by $6.3 million due primarily to our expansion into new regional networks in Key West Florida, Kentucky, and Alabama and in existing regional networks in Florida, New York and Nevada. Prepaid expenses decreased by $1.0 million due primarily to expensing of accelerated payments made in 2003. Accrued expenses decreased by $1.5 million due primarily to a $2.8 million decrease in accrued liabilities related to liabilities due to third-party payors, a decrease in accrued interest of $0.6 million offset by a $1.3 million increase in the year-end bonus and payroll accruals, $0.5 million increase in property tax accruals, and $0.1 million increase in deferred income.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2004 and for the nine-month period ended September 30, 2003, was $17.4 million, and $13.3 million, respectively.

Net cash used in investing activities increased by $4.1 million from $13.3 million for the nine month period ended September 30, 2003 to $17.4 million for the nine month period ended September 30, 2004. This increase was primarily attributable to a $5.2 million increase in purchases of property and equipment related to new equipment and equipment upgrades, purchase of medical equipment of approximately $0.8 million for sale to a hospital, receipt of payments from shareholder notes receivable of $0.7 million, offset by proceeds from the sale of a medical facility of $1.3 in 2003 and $0.9 million in 2004 for the sale of medical equipment to a hospital. Acquisition of radiation center assets decreased by $1.6 million.

Cash From Financing Activities

Net cash used in financing activities for the nine-month period ended September 30, 2004 and for the nine-month period ended September 30, 2003, was $5.6 million, and $10.3 million, respectively.

Net cash used in financing activities for the nine months ended September 30, 2004 was impacted from the borrowing of approximately $51.4 million under our senior secured credit facility, offset by distributions to shareholders of approximately $46.4 million in 2004, which included a one-time distribution of $40 million. We incurred approximately $1.6 million in fees and expenses as a result of entering into our third amended and restated senior secured credit facility on March 31, 2004. We received net proceeds of approximately $46.8 million from the completion of an initial public offering of our common stock on June 23, 2004. Repayments of debt of approximately $58.4 million included the application of approximately $44.1 of the net proceeds used to repay outstanding indebtedness under our senior secured credit facility and approximately $2.8 million of the net proceeds used to repay outstanding indebtedness to certain of our directors, officers and related parties. The receipt of $2.1 million from the exercise of stock options and the receipt of $0.5 million from payments of notes receivable from shareholders also impacted cash flow from financing activities during 2004.

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

On October 8, 2004 we amended our third amended and restated senior secured credit facility principally to pay off the remaining balance of the designated Term B portion and increase our revolving credit commitment from $70 million to $80 million. The transaction included paying off the $22.8 million remaining on the designated Term B portion by increasing the Term A loan to $25 million and drawing on the revolver. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. Borrowings at LIBOR plus a spread range from 175 to 300 basis points and borrowings at a specified base rate plus a spread range from 25 to 150 basis points. The amendment modified the mandatory quarterly principal payments on the Term A loan from $1.25 million to $1.75 million. The additional deferred financing costs incurred of approximately $241,000 will be expensed over the remaining period of the Term A loan maturing on April 15, 2007.

The following table sets forth the amounts outstanding under our revolving credit facility and term A and B loans, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing thereunder, as of September 30, 2004:

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(Dollars in thousands)
Revolving credit facility	5.2%	$14,066	$55,634
Term A loan	4.9%	11,250	—
Term B loan	5.3%	22,760	—

Total		$48,076	$55,634

Subsequent to the amendment close in October 2004, the re-allocation of the senior secured credit facility was $25.0 million to the Term A loan and $23.1 million to the revolving credit facility. In addition balances at September 30, 2004 under our revolving credit facility were outstanding at base rates due to the borrowings late in the third quarter of approximately $7.7 million for the purchase of the New Jersey treatment centers. In October 2004, our overall effective interest rate was reduced to 4.2% as a result of the conversion of the outstanding borrowings from base to LIBOR, the pay down of the Term B portion and the reduction in our interest rate spread as a result of the amendment.

As of September 30, 2004, we had $58.6 million of outstanding debt, $9.1 million of which was classified as current. Of the $58.6 million of outstanding debt, $48.1 million was outstanding to lenders under our third amended and restated senior secured credit facility, and $10.5 million outstanding under capital leases and other miscellaneous indebtedness. As of September 30, 2004, of the outstanding borrowings under our third amended and restated senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the third amended and restated senior secured credit facility.

Effective January 2004 and March 2004, we entered into two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the commitment amounts of $5.0 million each. As of September 30, 2004 we had $8.8 million available under the two lease lines of credit.

We believe available borrowings under our new amended and restated senior secured credit facility, together with our cash flows from operations, will be sufficient to fund our requirements for at least the next twelve months. After such time period, to the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our new senior secured credit facility.

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

Our payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 55. We estimate that approximately 55% and 54% of our net patient service revenue for 2003 and the nine months ended September 30, 2004, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payors. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor which may change on an annual basis. In 2002, the conversion factor was reduced by 5.4%. It was increased 1.6% and 1.5% in 2003 and 2004, respectively, and is scheduled to increase an additional 1.5% in 2005. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for our services could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payors decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 43% and 45% of our net patient service revenue for 2003 and the nine months ended September 30, 2004, respectively, was derived from commercial payors such as managed care organizations and private health insurance programs. These commercial payors generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payor rates are generally higher than government program reimbursement rates, commercial payor rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payors or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

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

If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include our:

•	administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders;

•	leases we have entered into with entities owned by certain of our directors, officers, principal shareholders, shareholders and employees; and

•	medical malpractice insurance, which we acquire from an entity, owned by certain of our directors, officers, principal shareholders and an employee.

There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business.

If our administrative services agreements are terminated by the professional corporations, we could be materially harmed.

Certain states, including Maryland, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Nevada, New York and North Carolina, and one treatment center in Maryland, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2003 and the nine months ended September 30, 2004, $34.6 million and $34.6 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $94.6 million and $83.9 million from all of our other centers. Although the professional corporations in Maryland, Nevada, New York and North Carolina are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states, we cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 54 treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

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

When and if we acquire or develop additional treatment centers, we may:

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

Our board of directors is required to be composed of a majority of independent directors by June 2005.

Under the rules of the SEC and the NASDAQ National Market, our board of directors must consist of a majority of independent directors within one year of our initial public offering. We currently have three independent members on our seven member board of directors and as such the four members or our management and shareholders that serve on our board of directors have control over the outcome of matters requiring the approval of our board of directors. However, our audit committee is composed solely of independent directors.

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

We became a public company on June 18, 2004 and there can be no assurance that we will be able to maintain an active market for our stock. A number of factors could cause the market price of our common stock be volatile. Some of the factors that could cause our stock price to fluctuate significantly, include:

•	variations in our financial performance;

•	changes in recommendations or financial estimates by securities analysts, or our failure to meet or exceed estimates;

•	announcements by us or our competitors of material events;

•	future sales of our common stock;

•	investor perceptions of us and the healthcare industry;

•	announcements regarding purported class action lawsuits by plaintiff lawfirms; and

•	general economic trends and market conditions.

As a result, you may not be able to resell your shares at or above the price you paid.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

15,876,095 of our shares are currently subject to 180 days lock-up agreements, which were entered into in connection with our initial public offering. The lock-up agreements provide that, with certain exceptions, the shares may not be sold or otherwise transferred until after December 18, 2004 without the prior written consent of the managing underwriters. At the expiration of the lock-up period 4,337,516 of these shares may be sold without restriction and the balance of those shares may also be sold, but subject to restriction, including limitations on the number of shares that may be sold in any three-month period. As of September 30, 2004, we had 1,396,922 shares available for grant and 2,536,563 shares subject to outstanding options. We intend to file Form S-8 registration statements with the SEC registering for resale in the public market all of the shares of our common stock issuable under our employee stock plans as soon as practicable. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We have identified the following additional risks, which are described in detail in the Form S-1 Registration Statement, as amended, we filed in connection with our initial public offering:

*We depend on recruiting and retaining radiation oncologists and other qualified healthcare professionals for our success and our ability to enforce the non-competition covenants with radiation oncologists;

* We depend on our senior management and we may be materially harmed if we lose any member of our senior management;

* A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states;

* We have significant indebtedness, which could limit our business;

* We may need to raise additional capital, which may be difficult to obtain at attractive prices and which may cause us to engage in financing transactions that adversely affect our stock price;

* Our information systems are critical to our business and a failure of those systems could materially harm us;

* Our financial results could be adversely affected by the increasing costs of professional liability insurance and by successful malpractice claims;

* Our financial results may suffer if we have to write-off goodwill;

•	Florida law and certain anti-takeover provisions of our corporate documents and our executive employment agreements could entrench our management or delay or prevent a third party from acquiring us or a change in control even if it would benefit our shareholders.

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

Interest Rates. As of September 30, 2004, we have interest rate exposure on $41.5 million of our senior secured credit facility, which is not covered by our interest rate swap agreement. Our debt obligations subject to floating rates at September 30, 2004 include $42 million of variable rate debt at an approximate average interest rate of 5.6% as of September 30, 2004. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million on a calendar year basis.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On September 21, 2004 a lawsuit was filed by the Kissel Family Trust against us and certain of our directors and officers in the United States District Court, Middle District of Florida (Civil Action No. 2:04-CV-470-FtM-29.SPC). We believe that the complaint is without merit and intend to pursue a vigorous defense. The complaint purports to be a class action on behalf of all persons who purchased our common stock between June 17, 2004 and September 8, 2004. The complaint claims that the defendants violated the Securities Exchange Act of 1934 by disseminating purportedly false and misleading information and failing to disclose material facts in our public filings. The plaintiff asserts in the complaint that it purchased 800 of our shares of common stock at a purportedly inflated price of $14.53 on July 6, 2004 and sold its shares for $12.90 on August 6, 2004. The complaint seeks certification as a class action as well as unspecified compensatory damages, counsel fees and expert fees and such other relief as the court may deem just and proper. We are obligated to provide indemnification to our directors and officers against any liability, cost or expense in this matter to the fullest extent permitted by law. The lawsuit is in a very early stage and we have not reserved or accrued any amounts on our financial statements for this lawsuit. While we do not expect the ultimate result of this lawsuit to have a material adverse effect on our results of operations, financial position or cash flows, due to the inherently unpredictable nature of complex litigation there can be no assurances as to the eventual resolution.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) None.

(b) None.

(c) None.

(d) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The Company filed four reports on Form 8-K during the quarter ended September 30, 2004 as follows:

Date Filed	Event
August 5, 2004	Second quarter results
August 12, 2004	Appointment of new director
September 8, 2004	Agreement to acquire three New Jersey treatment centers
September 17, 2004	Minimal impact from hurricane

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: November 4, 2004
	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice-President and Chief Financial Officer