Form 10-K
period 2004-12-31
RADIATION THERAPY SERVICES INC
filed 2005-02-18
CIK 1056904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-50802

RADIATION THERAPY SERVICES, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	65-0768951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2234 Colonial Boulevard Fort Myers, Florida	33907 (Zip Code)
(Address Of Principal Executive Offices)

(239) 931-7275

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of Radiation Therapy Services, Inc. held by non-affiliates based upon the closing price on June 30, 2004, was approximately $152.2 million.

As of February 1, 2005, the number of outstanding shares of common stock of Radiation Therapy Services, Inc. was 22,576,274.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

We are a provider of radiation therapy services to cancer patients. We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of December 31, 2004 provide radiation therapy in 46 freestanding and 10 hospital-based treatment centers. Our treatment centers are clustered into 19 regional networks in 10 states, including Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, North Carolina and Rhode Island. In our 22 years of operation, we have developed a standardized operating model that enables our treatment centers to deliver high-quality, cost-effective patient care. We have a highly experienced management team and a number of our senior radiation oncologists are nationally recognized by the American College of Radiation Oncology for excellence and leadership in the field of radiation oncology.

We completed our initial public offering in June 2004. Our principal executive office is located at 2234 Colonial Boulevard, Fort Myers, Florida and our telephone number is (239)-931-7275. We conduct much of our business under the name of our wholly-owned subsidiary, 21st Century Oncology, Inc. Our corporate website is www.rtsx.com and we make available copies of our filings with the Securities and Exchange Commission on our website under the heading “Investor Relations” as soon as reasonably practicable after their filing. Our filings are also available on the Securities and Exchange Commission’s EDGAR database at www.sec.gov.

Industry Overview

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. In 2004, the American Cancer Society estimates there will be 1.4 million new cancer cases diagnosed in the United States and that cancer will account for one in every four deaths.

Treatment Options. There are many types of cancer, each of which is unique in how it grows and how it responds to treatment. A physician may choose which treatment or combination of treatments is most appropriate. Individuals diagnosed with cancer have four general treatment options:

•	radiation therapy (treatment with radiation to eliminate cancer cells);

•	surgery (to remove a tumor);

•	chemotherapy (treatment with anticancer drugs); and

•	biological therapy (treatment to stimulate or restore the ability of the immune system to fight infection and disease).

We focus principally on radiation therapy, which may be used alone or in combination with surgery, chemotherapy or biological therapy.

Radiation Therapy. According to the American Society for Therapeutic Radiology and Oncology, approximately 50% to 60% of patients diagnosed with cancer receive radiation therapy. Radiation therapy is used to treat the most common types of cancer, including prostate, breast, lung and colorectal cancer, and involves exposing the patient to an external or internal source of radiation. Radiation therapy can be used to cure cancer by destroying cancer cells and, when curing cancer is not possible, to shrink tumors and reduce pressure, pain and relieve other symptoms of the cancer to enhance a patient’s quality of life.

Radiation Therapy Technology. The radiation utilized by a radiation oncologist for external beam treatments is produced by a machine known as linear accelerator. A normal course of external beam radiation therapy ranges from 20 to 40 total treatments, given daily over a four to eight week period. Recent research has produced new, advanced methods for performing radiation treatments. These advanced methods result in more effective treatments that minimize the harm to healthy tissues that surround the tumor and therefore result in fewer side effects.

Radiation Therapy Market. According to the American Society for Therapeutic Radiology and Oncology, it is estimated that there are over 3,900 radiation oncologists in the United States and approximately 2,000 hospital and freestanding radiation therapy centers. We believe that growth in the radiation therapy market will be driven by the following trends:

•	aging of the population in the United States, as 77% of all cancers are diagnosed in people over age 55;

•	earlier detection and diagnosis of cancer;

•	increased knowledge of and demand for advanced treatments by patients;

•	growing utilization of advanced treatment technologies; and

•	discovery of new and innovative means of delivering radiation therapy for the treatment of cancer.

We believe most of our competitors are not in a position to take full advantage of the opportunities within the market due to barriers to entry, such as significant capital requirements, limited size of operations, lack of depth in important areas such as technology, limited number and experience of physicians, availability of resources and lack of management experience.

Our Operating Strategy

Our goal is to provide cancer patients with radiation therapy treatments to maximize clinical outcomes. We focus principally on providing a broad spectrum of radiation therapy in both a patient-friendly environment and cost-effective manner. Our model is designed to maximize our relationships with patients and referring physicians, as well as attract and retain radiation oncologists. We believe that our operating strategy enables us to maximize patient service, quality of care and financial performance. The key elements of our operating strategy are to:

Emphasize Patient Service. We focus on providing our patients with an environment that minimizes the stress and uncertainty of being diagnosed with and treated for cancer. Our goal is to see patients within 24 hours of a referral and typically begin treatment within several days thereafter. Our radiation oncologist discusses the proposed treatment, the possible side effects and the expected results of treatment with the patient and is available to respond to questions or concerns at any time. Other services we provide include nutritional counseling and assistance with reimbursement from third-party payors. We believe that our focus on patient service enhances the quality of care provided and differentiates us from other radiation therapy providers.

Provide Advanced Radiation Treatment Alternatives. Within our regional markets, we are a leader in providing the most advanced radiation therapy alternatives. The advanced radiation treatment alternatives we provide are designed to deliver more effective radiation directly to the tumor while minimizing harm to surrounding tissues and therefore reduce side effects. We have directly benefited from the increasing awareness of cancer patients to these advanced radiation treatment alternatives.

Establish and Maintain Strong Clinical Relationships with Referring Physicians. Our team of radiation oncologists seeks to develop and maintain strong working clinical relationships with referring physicians by:

•	establishing a presence in the medical community and receiving referrals for radiation therapy based on our reputation for providing a high standard of quality patient care;

•	providing excellent patient service and involving the referring physician in the care of the patient; and

•	educating our existing and potential referring physicians on new methods of radiation therapy.

Recruit and Retain Leading Radiation Oncologists. We recruit radiation oncologists with excellent academic and clinical backgrounds who we believe have potential for professional growth. Our more senior oncologists are members of numerous professional organizations and have developed national reputations for excellence. We attract and retain radiation oncologists by:

•	offering them the opportunity to join an established team of leaders in the field of radiation oncology;

•	providing them greater access to advanced technologies;

•	offering them the opportunity to develop expertise in advanced treatment procedures;

•	enabling them to conduct research and encouraging them to publish their results; and

•	providing them with the opportunity to earn above the national average compensation for radiation oncologists.

Cluster Our Treatment Centers Into Regional Networks. We cluster our treatment centers into regional networks, which enables us to offer our patients a wide array of radiation therapy services in a cost-effective manner. By concentrating our treatment centers within a given geography, we are able to leverage our investment in advanced treatment technologies and our clinical and operational expertise across a larger patient population. Treatment centers in each of our clusters also share support services, such as physics, which leads to lower operating costs per treatment center. We are also able to better leverage our relationships with managed care payors due to the number of patients treated within our regional networks.

Continually Enhance Operational Efficiencies. During our 22 years of operations, we have developed a standardized operating model that enables our treatment centers to cost-effectively deliver high-quality patient care. We continue to enhance our operating performance through the use of established protocols and procedures in our clinical operations. Furthermore, we have a centralized approach to business functions such as accounting, administration, billing, collection, marketing and purchasing, which we believe results in significant economies of scale and operating efficiencies.

Our Growth Strategy

Our growth strategy is to further increase our market share within our established regional networks and selectively expand into new regions. The key elements of our growth strategy are to:

Increase Revenue and Profitability of Our Existing Treatment Centers

We plan to increase revenue and profitability at our treatment centers within established regional networks by:

•	increasing clinical referrals from physicians;

•	expanding our offering of advanced treatment services;

•	focusing on the continued implementation of standardized treatment protocols;

•	adding additional radiation oncologists; and

•	entering into additional payor relationships.

Develop New Treatment Centers Within Our Existing Regional Networks

We plan to develop treatment centers to expand our existing regional networks. We have experience in the design and construction of radiation treatment centers, having developed 21 treatment centers located in Florida,

Maryland, Nevada, New York and Rhode Island. Our newly-developed treatment centers typically achieve positive cash flow within six to twelve months after opening. We currently have one new treatment center under development within an existing regional networks.

Selectively Enter New Regions

We plan to selectively expand into new regions through acquisition, new treatment center development and strategic alliances and joint ventures. We evaluate potential expansion into new regions based on:

•	demographic characteristics, including the number and concentration of Medicare recipients, population trends and historical and projected patient population growth and radiation treatment volumes;

•	the extent to which we may have any pre-existing relationships with physicians or hospitals;

•	the current competitive landscape of existing freestanding or hospital-based radiation treatment centers;

•	the payor environment; and

•	the regulatory environment.

Expand Through Acquisitions. We plan to enter new regions through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. We seek to acquire treatment centers with leading radiation oncologists, strong clinical referral sources and substantial prospects for growth. We believe that significant opportunity exists to add value to acquired treatment centers by providing advanced radiation therapy technology and services and by implementing our proven operating model which includes our standardized operating systems. We have entered 9 new regions through acquisitions and have acquired 25 treatment centers to date.

Expand Through New Treatment Center Development. Where desirable, we plan to enter new regions by internally developing new radiation treatment centers. We have established nine new regional networks located in Florida, New York, Maryland and Rhode Island by internally developing new radiation treatment centers. We currently plan to develop new treatment centers in a new region located in California.

Expand Through Strategic Alliances and Joint Ventures. We also plan to enter new regions through strategic alliances and joint ventures. To date, we have entered into two regions through these strategic alliances. These strategic alliances and joint ventures vary by region and can include the provision of administrative services, technology services and professional services or any combination thereof. To date, we have established these arrangements primarily with hospitals seeking our expertise in providing high-quality, cost-effective radiation therapy. Our desire and ability to enter into strategic alliances and joint venture arrangements depends on the regulatory and competitive environment and other economic factors. We have experience in effectively structuring these arrangements in a manner designed to meet the needs of multiple constituencies, including the physicians, the hospitals and regulatory authorities. Strategic alliances and joint ventures provide us with alternative methods to enter attractive new markets.

Operations

We have 22 years of experience operating radiation treatment centers. We have developed an integrated operating model which is comprised of the following key elements:

Treatment Center Operations. Our treatment centers are designed specifically to deliver high-quality radiation therapy in a patient-friendly environment. A treatment center typically has one or two linear accelerators, with additional rooms for simulators, computed tomography (CT) scans, physician offices, film processing and physics functions. In addition, treatment centers include a patient waiting room, dressing rooms, exam rooms and hospitality rooms, all of which are designed to minimize patient stress.

Cancer patients referred to one of our radiation oncologists are provided with an initial consultation which includes an evaluation of the patient’s condition to determine if radiation therapy is appropriate, followed by a discussion of the effects of the therapy. If radiation therapy is selected as a method of treatment, the medical staff engages in clinical treatment planning. Clinical treatment planning utilizes x-rays, CT imaging, ultrasound, positron emission tomography (PET) imaging and, in many cases, advanced computerized 3-D conformal imaging programs, in order to locate the tumor, determine the best treatment modality and the treatment’s optimal radiation dosage, and select the appropriate treatment regimen.

Our radiation treatment centers typically range from 5,000 to 12,000 square feet, have a radiation oncologist and a staff ranging between 10 and 25 people, depending on treatment center capacity and patient volume. The typical treatment center staff includes: radiation therapists, who deliver the radiation therapy, medical assistants or medical technicians, an office financial manager, receptionist, transcriptionist, block cutter, file clerk and van driver. Because we are organized into regional networks, we can more efficiently provide certain specialists to each treatment center, such as physicists, dosimetrists and engineers who service the treatment centers within each regional network.

Standardized Operating Procedures. We have developed standardized operating procedures for our treatment centers in order to ensure that our professionals are able to operate uniformly and efficiently. Our manuals, policies and procedures are refined and modified as needed to increase productivity and efficiency and to provide for the safety of our employees and patients. We believe that our standard operating procedures facilitate the interaction of physicians, physicists, dosimetrists and radiation therapists and permit the interchange of employees among our treatment centers. In addition, standardized procedures facilitate the training of new employees.

Coding and Billing. Coding involves the translation of data from a patient’s medical chart to our billing system for submission to third-party payors. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes which determine reimbursement. Our Medical Director along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each radiation treatment center, our office financial manager is in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we have retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by a staff at our executive offices.

Management Information Systems. We utilize centralized management information systems to closely monitor data related to each treatment center’s operations and financial performance. Our management information systems are used to track patient data, physician productivity and coding, as well as billing functions. Our management information systems also provide monthly budget analyses, financial comparisons to prior periods and comparisons among treatment centers, thus enabling management to evaluate the individual and collective performance of our treatment centers. We developed a proprietary image and text retrieval system referred to as the Oncology Wide-Area Network, which facilitates the storage and review of patient medical charts and films. We periodically review our management information systems for possible refinements and upgrading. Our management information systems personnel install and maintain our system hardware, develop and maintain specialized software and are able to integrate the systems of the practices we acquire.

Engineering and Physics Departments. We have established engineering and physics departments which implement standardized procedures for the acquisition, installation, calibration, use, maintenance and replacement of our linear accelerators, simulators and related equipment, as well as to the overall operation of our treatment centers. Our engineers perform preventive maintenance, repairs and installations of our linear accelerators. This enables our treatment centers to maximize equipment productivity and to minimize downtime. In addition, the engineering department maintains a warehouse of linear accelerator parts in order to provide equipment backup. Our physicists monitor and test the accuracy and integrity of each of our linear accelerators on a regular basis to ensure the safety and effectiveness of patient treatment. This testing also helps ensure that the linear accelerators are uniformly and properly calibrated.

Total Quality Management Program. We strive to achieve total quality management throughout our organization. Our treatment centers, either directly or in cooperation with the appropriate professional corporation or hospital, have a standardized total quality management program consisting of programs to monitor the design of the individual treatment of the patient via the evaluation of charts by radiation oncologists, physicists, dosimetrists and radiation therapists and for the ongoing validation of radiation therapy equipment. Each of our new radiation oncologists is assigned to a senior radiation oncologist who reviews each patient’s course of treatment through the patient’s medical chart using our Oncology Wide-Area Network. Furthermore, the data in our patient database is used to evaluate patient outcomes and to modify treatment patterns as necessary to improve patient care. We also utilize patient questionnaires to monitor patient satisfaction with the radiation therapy they receive.

Clinical Research. We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 65,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered, complications and information on disease recurrences. In addition, follow-up data on disease status and patient survival rates are collected. This data can be used by the radiation oncologists to conduct research and improve patient care. We also assist the radiation oncologists with research in the form of outcome studies. These studies often are presented at international conferences and published in trade journals. To date, our radiation oncologists have published more than 200 articles in peer reviewed journals and related periodicals.

School of Radiation Therapy. In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 74 graduates, 30 of whom are currently employed by us.

Privacy of Medical Information. We focus on being compliant with new regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, regarding privacy, security and transmission of health information. We have implemented such regulations into our existing systems, standards and policies to ensure compliance.

Compliance Program. We have a compliance program that is consistent with guidelines issued by the Office of Inspector General of the Department of Health and Human Services. As part of this compliance program, we adopted a code of ethics and have a full-time compliance officer at the corporate level. Our program includes an anonymous hotline reporting system, compliance training programs, auditing and monitoring programs and a disciplinary system to enforce our code of ethics and other compliance policies. It also includes a process for screening all employees through applicable federal and state databases of sanctioned individuals. Auditing and monitoring activities include claims preparation and submission and also cover issues such as coding, billing, and financial arrangements with physicians. These areas are also the focus of our specialized training programs.

Service and Treatment Offerings

We believe our radiation treatment centers are distinguishable from those of many of our competitors because we are able to offer patients a full spectrum of radiation therapy alternatives, including conventional external beam radiation therapy and advanced services such as image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, patient targeting systems, brachytherapy (including prostate seed implants and high dose rate remote after-loading of radioactive sources) and stereotactic radiosurgery. Radiation therapy is given in one of two ways: externally or internally, with some cancers treated with both internal and external radiation therapy. Most people undergoing radiation therapy for cancer are treated with external beam radiation therapy. Radiation therapy is used to treat the most common types of cancers including: prostate, breast, lung and colorectal.

External Beam Therapy. External beam radiation therapy involves exposing the patient to an external source of radiation through the use of a machine that directs radiation at the cancer. Machines utilized for external beam radiation therapy vary as some are better for treating cancers near the surface of the skin and others are better for treating cancers deeper in the body. A linear accelerator, the most common type of machine used for external beam radiation therapy, can create both high-energy and low-energy radiation. High-energy radiation is used to treat many types of cancer while low-energy radiation is used to treat some forms of skin cancer. A course of external beam radiation therapy normally ranges from 20 to 40 treatments. Treatments generally are given to a patient once each day with each session lasting for 10 to 20 minutes.

Internal Radiation Therapy. Internal radiation therapy also called brachytherapy, involves the placement of the radiation source inside the body. The source of the radiation (such as radioactive iodine) is sealed in a small holder called an implant and is introduced through the aid of thin wires or plastic tubes. Internal radiation therapy places the radiation source as close as possible to the cancer cells and delivers a higher dose of radiation in a shorter time than is possible with external beam treatments. Internal radiation therapy is typically used for cancers of the lung, esophagus, breast, uterus, thyroid, cervix and prostate. Implants may be removed after a short time or left in place permanently (with the radioactivity of the implant dissipating over a short time frame). Temporary implants may be either low-dose rate or high-dose rate. Low-dose rate implants are left in place for several days; high-dose rate implants are removed after a few minutes.

Since all of our treatment centers are clustered into regional networks, our treatment centers are distinguished from those of many of our competitors by our ability to offer advanced radiation therapy services. Our advanced radiation treatment services include: image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, patient targeting systems, stereotactic radiosurgery and high- and low-dose rate brachytherapy.

The following table sets forth the forms of radiation therapy services and treatments that we offer:

Technologies:	Description:

Image Guided Radiation Therapy (IGRT)	Enables radiation oncologists to utilize imaging at time of treatment to localize tumors and to accurately mirror the contour of a tumor from any angle.

Intensity Modulated Radiation Therapy (IMRT)	Enables radiation oncologist to adjust the intensity of radiation levels delivered to more effectively treat certain cancers.

Respiratory Gating	Enables radiation oncologist to treat cancers in the lung and upper abdomen with a noninvasive technique that accounts for respiratory motion allowing more accurate treatment.

3-D Conformal Treatment Planning	Enables radiation oncologist to utilize three dimensional images of tumors to more accurately and effectively plan radiation treatments.

Patient Targeting System (PTS)	Enables radiation oncologist to better target tumors that are located near surrounding organs while minimizing the effects of radiation treatment on such organs.

Stereotactic Radiosurgery	Enables delivery of very high doses of radiation treatment to certain lesions such as brain cancers.

High-Dose Rate Remote Brachytherapy	Enables radiation oncologist to treat cancer by internally delivering higher doses of radiation directly to the cancer for a few minutes.

Low-Dose Rate Brachytherapy	Enables radiation oncologist to treat cancer by internally delivering lower doses of radiation directly to the cancer over an extended period of time (e.g., prostate seed implants).

Image Guided Radiation Therapy. This technology provides the radiation oncologist with a mechanism to achieve increased precision in radiation therapy targeting. The technique utilizes high-resolution x-rays or ultrasound imaging to pinpoint internal tumor sites before treatment and overcomes the limitations of conventional skin marking traditionally used for patient positioning. IGRT represents the convergence of medical imaging and high precision external beam therapy. The Company has a pilot program using kV x-rays in one of its centers and believes that expanded reimbursement for the technology, currently available in hospital outpatient settings effective January 1, 2005, will accelerate the implementation of this new technology across the Company’s regional networks.

Intensity Modulated Radiation Therapy. With IMRT, radiation can be focused at thousands of pinpoints and delivered by varying levels of beam intensity directly to a tumor. Because IMRT uses variable intensity beams, it can be used to treat tumors to higher doses and better spare normal tissue. IMRT technology can be programmed to actually wrap and angle beams of radiation around normal tissue and organs, protecting “good cells” as it destroys the tumor. As such, IMRT patients typically experience fewer side effects, which helps them to maintain their strength and lead more normal lifestyles during treatment.

Respiratory gating. This noninvasive technique allows radiation targeting and delivery to account for respiratory motion in the treatment of cancers in the lung and upper abdomen, protecting healthy structures while directing higher doses of radiation to the tumor. Respiratory gating matches radiation treatment to a patient’s respiratory pattern. When a person breathes, the chest wall moves in and out, and any structures inside the chest and upper abdomen also move. In the past, when radiation beams were aimed at a target inside those areas of the body, movement had to be accounted for by planning a large treatment area. With respiratory gating, radiation treatment is timed to an individual’s breathing pattern with the beam delivered only when the tumor is in the targeted area.

3-D Conformal Treatment Planning. 3-D conformal treatment planning and computer simulation produces an accurate image of the tumor and surrounding organs so that multiple radiation beams can be shaped exactly to the contour of the treatment area. Because the radiation beams are precisely focused, nearby normal tissue is spared from radiation. In 3-D conformal treatment planning, state-of-the-art radiation therapy immobilization devices and computerized dosimetric software are utilized so that CT scans can be directly incorporated into the radiation therapy plan.

Patient Targeting System. Patient targeting system (PTS) is a specialized radiation therapy technique that is utilized for daily localization and targeting of anatomic locations. PTS incorporates the use of an ultrasound device to ensure accuracy in anatomic locations where there is organ movement, such as the prostate, thereby minimizing the radiation delivered to normal tissue structures.

Stereotactic Radiosurgery. Stereotactic radiosurgery involves a single intense high-dose beam of radiation to a small area. This form of therapy typically is used to treat tumors of the brain that cannot be treated by other means, such as surgery or chemotherapy. Precise calculations for radiation delivery are required. Treatment also requires extensive clinical planning and is provided in conjunction with the referring surgeon and under the direct supervision of a radiation oncologist and a physicist. Stereotactic radiosurgery often involves immobilization of the head through the use of a neurosurgical frame to assure precise immobilization for the delivery of radiation therapy.

Brachytherapy. Brachytherapy involves the use of surgical and fiberoptic procedures to place high-dose rate or low-dose rate sources of radiation in the patient’s body. This technique is used for implantation of sources into the prostate, intraluminal therapy within the esophagus and endobronchial therapy within the lungs. Prostate seed implants involve the permanent placement of radioactive pellets within the prostate gland.

High-Dose Rate Remote Brachytherapy. In high-dose rate remote brachytherapy, a computer sends the radioactive source through a tube to a catheter or catheters that have been placed near the tumor by the radiation oncologist. The radioactivity remains at the tumor for only a few minutes. In some cases, several remote treatments may be required, and the catheters may stay in place between treatments. High-dose rate remote brachytherapy is available in most of our regional networks and patients receiving this treatment are able to return home after each treatment. This form of brachytherapy has been used to treat cancers of the cervix, breast, lung, biliary tree, prostate and esophagus. MammoSite® Radiation Therapy is used for partial breast irradiation and works by delivering radiation from inside the lumpectomy cavity directly to the tissue where the cancer is most likely to recur.

Low-Dose Rate Brachytherapy. We are actively involved in radioactive seed implantation for prostate cancer, the most frequent application of low-dose rate brachytherapy. There are several advantages to low-dose rate brachytherapy in the treatment of prostate cancer, including convenience to the patient as the patient generally can resume normal daily activities within hours after the procedure. This procedure is performed by a team of physicians and staff with nearly a decade of experience in prostate brachytherapy. During the procedure, radioactive sources or “seeds” are inserted directly into the prostate, minimizing radiation exposure to surrounding tissues while permitting an escalation of the dose concentrated in the area of the cancer.

The following is a list of the services and treatments that we offer within each of our 19 regional networks as of December 31, 2004:

								Brachytherapy
Regional Network	Year Established	Number of Centers	External Beam	IMRT	3-D	PTS	Stereotactic	High Dose	Low Dose
Lee County—Florida	1983	5	✓	✓	✓	✓	✓	✓	✓
Charlotte/ DeSoto Counties—Florida	1986	2	✓	✓	✓	✓		✓	✓
Sarasota/ Manatee Counties—Florida	1992	4	✓	✓	✓	✓	✓	✓	✓
Collier County—Florida	1993	2	✓	✓	✓	✓		✓	✓
Broward County—Florida	1993	4	✓	✓	✓	✓	✓	✓	✓
Dade County—Florida	1996	2	✓	✓	✓				✓
Las Vegas, Nevada	1997	4	✓	✓	✓		✓	✓	✓
Westchester/ Bronx—New York	1997	6	✓	✓	✓	✓	✓	✓	✓
Mohawk Valley, New York	1998	3	✓	✓	✓	✓	✓	✓	✓
Delmarva Peninsula	1998	3	✓	✓	✓			✓	✓
Northwest Florida	2001	3	✓	✓	✓	✓		✓	✓
Western North Carolina	2002	7	✓	✓	✓	✓		✓	✓
Palm Beach County—Florida	2002	1	✓	✓	✓			✓	✓
Central Kentucky	2003	3	✓	✓	✓			✓	✓
Florida Keys	2003	1	✓	✓	✓				✓
Southeastern Alabama	2003	1	✓	✓	✓	✓			✓
Baltimore County—Maryland	2003	1	✓	✓	✓	✓			✓
South New Jersey	2004	3	✓	✓	✓				✓
Rhode Island	2004	1	✓	✓	✓				✓

Treatment Centers

As of December 31, 2004, we own, operate and manage 46 freestanding and 10 hospital-based treatment centers in our 19 regional networks of which:

•	21 were internally developed;

•	25 were acquired; and

•	10 are hospital-based.

Internally Developed. As of December 31, 2004, we currently operate 21 internally developed treatment centers located in Florida, Maryland, Nevada, New York and Rhode Island and we plan to continue developing new treatment centers within our regional networks. Our team is experienced in the design and construction of radiation treatment centers, having developed 8 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to twelve months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our regional networks as of December 31, 2004:

Treatment Center	Year	Owned/Managed
Lee County—Florida
Broadway	1983	Owned
Cape Coral	1984	Owned
Lakes Park	1987	Owned
Bonita Springs	2002	Owned
Lehigh Acres	2003	Owned
Charlotte/ DeSoto Counties—Florida
Port Charlotte	1986	Owned
Arcadia	1993	Owned
Sarasota/ Manatee Counties—Florida
Englewood	1992	Owned
Sarasota	1996	Owned
Venice	1998	Owned
Bradenton	2002	Owned
Collier County—Florida
South Naples	1993	Owned
North Naples	1999	Owned
Northwest Florida
Destin	2004	Owned
Crestview	2004	Owned
Palm Beach County—Florida
West Palm Beach(1)	2002	Owned
Las Vegas, Nevada
Henderson	2000	Managed
Lake Mead	2000	Managed
Westchester/ Bronx—New York
Yonkers	1997	Managed
Baltimore County—Maryland
Owings Mills(2)	2003	Owned
Rhode Island
Woonsocket(3)	2004	Owned

(1)	We own a 50% ownership interest in the limited liability company that provides radiation oncologists and operates the treatment center; we also provide physics and dosimetry services.
(2)	We have a 90% ownership interest in this treatment center.
(3)	We have a 62% ownership interest in this treatment center.

Acquired Treatment Centers. As of December 31, 2004, we operate 25 acquired treatment centers located in Alabama, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, and North Carolina. Over the past three years, we have acquired 15 treatment centers. We plan to continue to enter new markets through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our regional networks as of December 31, 2004:

Treatment Center	Year	Owned/Managed
Broward County—Florida
Plantation	1993	Owned
Deerfield Beach	1994	Owned
Coral Springs	1994	Owned
Tamarac	1999	Owned
Northwest Florida
Fort Walton Beach	2001	Owned
Florida Keys
Key West	2003	Owned
Las Vegas, Nevada
Las Vegas (2 locations)	1997	Managed
Westchester/ Bronx—New York
Riverhill	1998	Managed
Briarcliff Manor(1)	2001	Managed
Delmarva Peninsula
Berlin, Maryland	1998	Managed
Western North Carolina
Asheville	2002	Managed
Clyde	2002	Managed
Brevard	2002	Managed
Franklin	2002	Managed
Marion	2002	Managed
Rutherford	2002	Managed
Park Ridge	2003	Managed
Central Kentucky
Danville	2003	Owned
Louisville(2)	2003	Owned
Frankfort	2003	Owned
Southeastern Alabama
Dothan	2003	Managed
New Jersey
Woodbury	2004	Owned
Voorhees	2004	Owned
Willingboro	2004	Owned

(1)	The formation of this acquired treatment center was through the assumption of a retiring physician’s practice which operated through a joint venture with a hospital.
(2)	We have a 90% ownership interest in this treatment center.

Hospital-Based Treatment Centers. As of December 31, 2004, we operate 10 hospital-based treatment centers. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. At the Florida treatment centers, we provide the services of our radiation oncologists to the hospital and receive the professional fees charged for such services. We also provide physics and dosimetry services on a fee-for-service basis. In 1998, we entered into a joint venture arrangement with a hospital in Mohawk Valley—New York. We have a 37% interest in the joint venture, which provides equipment for the three treatment centers to which we provide service to in the Mohawk Valley regional network. We also manage these treatment centers pursuant to an agreement with the hospital. On May 15, 2002, we executed an administrative services agreement with a hospital in Bronx, New York to provide administrative services for a three-year term for a monthly fixed fee. In addition, effective January 1, 2003, we executed an administrative services agreement with a hospital in

Salisbury, Maryland to provide administrative services for a three-year term for a monthly fixed fee. A professional corporation owned by certain of our shareholders provides the radiation oncologists for this treatment center and the treatment centers in Mohawk Valley—New York. In connection with our hospital-based treatment center services, we provide technical and administrative services. Professional services in New York are provided by physicians employed by professional corporations owned by certain of our officers, directors and principal shareholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The following table sets forth the locations and other information regarding each of our hospital-based radiation treatment centers in our regional networks as of December 31, 2004:

	Year	Services Provided
Treatment Center		Professional	Technical	Administrative
Dade County—Florida
Hialeah	1996	✓
Aventura	1999	✓	✓
Westchester/ Bronx—New York
Bronx(1)	2002		✓	✓
Bronx(1)	2002		✓	✓
Bronx(1)	2003		✓	✓
Mohawk Valley—New York
Utica(1)	1998		✓	✓
Rome(1)	1999		✓	✓
Herkimer(1)	1999		✓	✓
Delmarva Peninsula
Salisbury, Maryland(2)	2003		✓	✓
Seaford, Delaware(2)	2003		✓	✓

(1)	Professional services are provided by physicians employed by a professional corporation. Our wholly-owned New York subsidiary contracts with the hospital through an administrative services agreement, for the provision of technical and administrative services.
(2)	Professional services are provided by physicians employed by a professional corporation. Our wholly owned Maryland subsidiary contracts with the hospital through an administrative services agreement, for the provision of technical and administrative services.

In Florida, Kentucky, Maryland, New Jersey and Rhode Island, we own a 100% interest in 26 treatment centers, a 90% interest in two treatment centers, a 62% interest in one treatment center, and a 50% interest in one treatment center. In Alabama, Nevada, New York and North Carolina, we manage 15 treatment centers through administrative services agreements with professional corporations. In Maryland, we manage one treatment center through an administrative services agreement.

Treatment Center Structure

Florida, Kentucky, Maryland, New Jersey and Rhode Island Treatment Centers. In Florida, Kentucky, New Jersey, Rhode Island and in one of our treatment centers in Maryland, we employ radiation oncologists and other healthcare professionals. Substantially all of our Florida, Kentucky, New Jersey and Rhode Island radiation oncologists have employment agreements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payors for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

Alabama, Nevada, NewYork and North Carolina Treatment Centers. Many states, including Alabama, Nevada, New York and North Carolina, prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. We typically provide technical services to these treatment centers in addition to our administrative services. For the year ended December 31, 2003, and 2004 approximately 25% and 26% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in Nevada, New York and North Carolina are owned by certain of our executive officers, directors and shareholders, who are licensed to practice medicine in the respective state. In Alabama, the professional corporation with which we have an administrative services agreement is owned by a radiation oncologist licensed to practice medicine in Alabama.

Our administrative services agreements generally obligate us to provide certain treatment centers with equipment, staffing, accounting services, billing and collection services, management, technical and administrative personnel, assistance in managed care contracting and assistance in marketing. Our administrative services agreements typically provide for the professional corporations to pay us a fixed monthly service fee, which represents the fair market value of our services. It also provides for the parties to meet annually to reevaluate the value of our services and establish the fair market value. In Alabama, we are paid a fee based upon a fixed percentage of global revenue. The terms of our administrative services agreements with professional corporations range from 20 to 25 years and typically renew automatically for additional five-year periods. Under related agreements in certain states, we have the right to designate purchases of shares held by the physician owners of the professional corporations to qualified individuals under certain circumstances.

Our administrative services agreements contain restrictive covenants that preclude the professional corporations from hiring another management services organization for some period after termination. The professional corporations are parties to employment agreements with the radiation oncologists. The terms of these employment agreements typically range from three to five years depending on the physician’s experience. The employment agreements also typically require the radiation oncologists to use their best efforts to network with referring physicians and otherwise contain covenants not to compete.

Marketing

Our radiation oncologists are primarily referred patients by: primary care physicians, medical oncologists, surgical oncologists, urologists, pulmonologists, neurosurgeons and other physicians within the medical community. Our radiation oncologists are expected to actively develop their referral base by establishing strong clinical relationships with referring physicians. Our radiation oncologists develop these relationships by describing the variety and advanced nature of the therapies offered at our treatment centers, by providing seminars on advanced treatment procedures and by involving the referring physicians in those advanced treatment procedures. Patient referrals to our radiation oncologists also are influenced by managed care organizations with which we actively pursue contractual agreements.

We create standardized educational and informational materials for our treatment centers. In addition, we advertise our treatment centers and radiation oncologists in select regions.

Employees

As of December 31, 2004, we employed over 720 persons. As of December 31, 2004, we were affiliated with 56 radiation oncologists of which 35 are employed by us. We do not employ any radiation oncologists in

Alabama, Nevada, New York or North Carolina. None of our employees is a party to a collective bargaining agreement and we consider our relationship with our employees to be good. There currently is a nationwide shortage of radiation oncologists, medical technicians and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists we currently employ eight OB/GYN oncologists, two surgical oncologists and one medical oncologist whose practices complement our business in three regions in south Florida.

Seasonality

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

Insurance

We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims made basis per incident and in annual aggregate amounts. Our professional malpractice liability insurance coverage is provided by Lexington Insurance Company and in turn reinsured by an insurance company owned by certain of our officer, and directors. This insurance company is managed by AON Corporation. The malpractice insurance provided by this insurance company varies in coverage limits for individual physicians. The insurance company also carries excess claims made coverage through Lloyd’s of London in the aggregate amount of $15.0 million.

In addition, we currently maintain multiple layers of umbrella coverage through our general liability insurance policies in the aggregate amount of $10.0 million. We maintain Directors and Officers liability insurance in the aggregate amount of $25.0 million.

Hazardous Materials

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. We believe that all of our treatment centers comply with these laws and regulations and we do not anticipate that any of these laws will have a material adverse effect on our operations.

Although our linear accelerators and certain other equipment do not use radioactive or other hazardous materials, our treatment centers do provide specialized treatment involving the implantation of radioactive material in the prostate and other organs. The radioactive sources generally are obtained from, and returned to, the suppliers, which have the ultimate responsibility for their proper disposal. We, however, remain subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and the proper handling, storage and disposal of that material.

Competition

The radiation therapy market is highly fragmented and our business is highly competitive. Competition may result from other radiation oncology practices, solo practitioners, companies in other healthcare industry segments, large physician group practices or radiation oncology physician practice management companies, hospitals and other operators of other radiation treatment centers, some of which may have greater financial and other resources than us.

Intellectual Property

We have not registered our service marks or any of our logos with the United States Patent and Trademark Office. However, some of our service marks and logos may be subject to other common law intellectual property rights. To date, we have not relied heavily on patents or other intellectual property in operating our business. Nevertheless, some of the information technology purchased or used by us may be patented or subject to other intellectual property rights. As a result, we may be found to be, or actions may be brought against us alleging that we are, infringing on the trademark, patent or other intellectual property rights of others, which could give rise to substantial claims against us. In the future, we may wish to obtain or develop trademarks, patents or other intellectual property. However, other practices and public entities, including universities, may have filed applications for (or have been issued) trademarks or patents that may be the same as or similar to those developed or otherwise obtained by us or that we may need in the development of our own intellectual property. The scope and validity of such trademark, patent and other intellectual property rights, the extent to which we may wish or need to acquire such rights and the cost or availability of such rights are presently unknown. In addition, we cannot provide assurance that others will not obtain access to our intellectual property or independently develop the same or similar intellectual property to that developed or otherwise obtained by us.

Government Regulations

The healthcare industry is highly regulated and the federal and state laws that affect our business are significant. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include those regarding:

•	false and other improper claims;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	civil and monetary penalties law;

•	privacy, security and code set regulations;

•	anti-kickback laws;

•	the Stark Laws and other self-referral and financial inducement laws;

•	fee-splitting;

•	corporate practice of medicine;

•	anti-trust; and

•	licensing.

A violation of these laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payors, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician’s license to practice medicine. We believe we exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Medicare Compliance Committee that periodically reviews our procedures and a Corporate Compliance Program in place to review our practices. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

We estimate that approximately 54%, 55% and 53% of our net patient service revenue for 2002, 2003 and 2004, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the Department of Health and Human Services (HHS) relating to, among other things, the type of facility, operating policies and procedures, maintenance equipment, personnel, standards of medical care and compliance with applicable state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

Federal Law

The federal healthcare laws apply in any case in which we are providing an item or service that is reimbursable under Medicare or Medicaid. The principal federal laws that affect our business include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

False and Other Improper Claims. Under the federal False Claims Act, the government may fine us if we knowingly submit, or participate in submitting, any claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. A provider can be found liable not only for submitting false claims with actual knowledge, but also for doing so with reckless disregard or deliberate ignorance of such falseness. In addition, knowingly making or using a false record or statement to receive payment from the federal government is also a violation. If we are ever found to have violated the False Claims Act, we could be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other federal healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the United States Department of Justice and the FBI. They have devoted a significant amount of resources to investigating healthcare fraud.

While the criminal statutes generally are reserved for instances evidencing fraudulent intent, the civil and administrative penalty statutes are being applied by the federal government in an increasingly broad range of circumstances. Examples of the type of activity giving rise to liability for filing false claims include billing for services not rendered, misrepresenting services rendered (i.e., mis-coding) and application for duplicate reimbursement. Additionally, the federal government takes the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The federal government also takes the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Criminal penalties also are available in the case of claims filed with private insurers if the federal government shows that the claims constitute mail fraud or wire fraud or violate a number of federal criminal healthcare fraud statutes.

Medicare carriers and state Medicaid agencies also have certain fraud and abuse authority. In addition, private insurers may bring actions under false claim laws. In certain circumstances, federal and some state laws authorize private whistleblowers to bring false claim or “qui tam” suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services. The illegal practices targeted include:

•	billing for tests not performed;

•	billing for tests not medically necessary or not ordered by the physician;

•	“upcoding” tests to realize higher reimbursement than what is owed;

•	offering inducements to physicians to encourage them to refer testing; and

•	duplicate billing.

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years and have resulted in substantial penalties and fines.

We submit thousands of reimbursement claims to Medicare each year and there can be no assurance that there are no errors. A determination that we have violated these laws could result in significant civil or criminal penalties which could harm our business. However, we could also become the subject of a federal or state civil or criminal investigation or action, could be required to defend the results of such investigation and be subjected to possible civil and criminal fines. We could also be sued by private payors and be excluded from Medicare, Medicaid or other federally funded healthcare programs. Although we monitor our billing practices for compliance with applicable laws, such laws are very complex and we might not have sufficient regulation guidance to assist us in our interpretation of these laws. We believe our billing and documentation practices comply with applicable laws and regulations in all material respects.

HIPAA Criminal Penalties. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created criminal provisions, which impose criminal penalties for fraud against any healthcare benefit program for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. HIPAA also provided for broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs as well. HIPAA also broadened the authority of the Office of Inspector General (OIG) to exclude participants from federal healthcare programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we currently are unable to predict their ultimate impact on us. If the government were to seek any substantial penalties against us, this could have a material adverse effect on us.

HIPAA Civil Penalties. HIPAA broadened the scope of certain fraud and abuse laws by adding several civil statutes that apply to all healthcare services, whether or not they are reimbursed under a federal healthcare program. HIPAA established civil monetary penalties for certain conduct, including upcoding and billing for medically unnecessary goods or services.

HIPAA Administrative Simplifications. HIPAA includes statutory provisions which have authorized the Department of Health and Human Services, or HHS to issue regulations and standards for electronic transactions regarding the privacy and security of healthcare information which apply to us and our treatment centers.

The HIPAA regulations include:

•	privacy regulations that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and creating various privacy rights for individuals;

•	security regulations that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•	transaction standards and regulations that prescribe specific transaction formats and data code sets for specified electronic healthcare transactions.

If we fail to comply with the HIPAA regulations, we may be subject to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity’s failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by HHS. On April 17, 2003, HHS published an interim final rule regarding civil monetary penalties. The rule largely deals with procedural issues regarding imposition of penalties, and does not address substantive issues regarding what violations will result in the imposition of a civil monetary penalty and what factors will be taken into account in determining the amount of a penalty. The U.S. Department of Justice may seek to impose criminal penalties for intentional violations of HIPAA. Criminal penalties under HIPAA vary depending upon the nature of the violation but could include fines of up to $250,000 and/or imprisonment.

The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information or protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards to protect protected health information. For example, HHS has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual’s cancer cells, that accompanying statement is protected health information about that individual. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the privacy regulations and other state privacy laws. Our operations that are regulated by HIPAA were required to be in compliance with the privacy regulations by April 14, 2003. We believe our operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would determine that we are in compliance.

The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. We are required to comply with the security regulations by April 21, 2005. Some of the security regulations are technical in nature, while others may be addressed through policies and procedures. The security regulations may require us to incur significant costs in ensuring that our systems and facilities have in place all of the administrative, technical and physical safeguards to meet all of the implementation specifications. We are unable to predict what changes might be made to the security regulations, or what guidance might be provided by the government, prior to the April 21, 2005 compliance deadline or how those changes or guidance might impact our business. The effect of the security regulations on our business is difficult to predict and there can be no assurances that we will adequately address the risks associated with the security regulations.

The HIPAA transaction standards regulations are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards or data reporting, formatting and coding that we must use in certain transactions with health plans. Our compliance date for these regulations was October 16, 2003 and we implemented or upgraded our computer and information systems as we believed necessary to comply with the new regulations. However, there can be no assurance that all of our payors have fully complied with these regulations and we could be forced to submit claims using paper which could delay the payment of claims and increase our billing costs.

We are currently unable to estimate the total cost of complying with regulations and the consequences to our business. Although we believe that we are in material compliance with these HIPAA regulations with which compliance is currently required, the HIPAA regulations are expected to continue to impact us operationally and financially and will pose increased regulatory risk.

Anti-Kickback Law. Federal law commonly known as the “Anti-kickback Statute” prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce:

•	the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or

•	the ordering, purchasing, leasing, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs.

The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions including fines and/or imprisonment and exclusion from the federal healthcare program.

The federal government has published regulations that provide “safe-harbors” that protect from prosecution under federal anti-kickback laws business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-kickback Statute. There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. We claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares, or options to purchase shares, of our common stock. In addition, other physicians who are investors in us may refer patients to us for those services. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

We believe our operations are in material compliance with applicable Medicare and fraud and abuse laws and seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-kickback Statute. If our arrangements were found to be illegal, we, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially adversely affect us.

The OIG issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 98-4, the OIG addressed physician practice management arrangements. In Advisory Opinion 98-4, the OIG found that administrative services fees based on a percentage of practice revenue may violate the Anti-kickback Statute. This Advisory Opinion suggests that OIG might challenge certain prices below Medicare reimbursement rates or arrangements based on a percentage of revenue. We believe that the fees we charge for our services under the administrative services agreements are commensurate with the fair market value of the services. While we believe our arrangements are in material compliance with applicable law and regulations, OIG’s advisory opinion suggests there is a risk of an adverse OIG finding relating to practices reviewed in the advisory opinion. Any such finding could have a material adverse impact on us.

The Stark Self-Referral Law. We are also subject to federal and state statutes banning payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. The Stark Self-Referral Law (Stark II) prohibits a physician from referring a patient to a healthcare provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. The designated services covered by the law include radiology services, infusion therapy, radiation therapy and supplies, outpatient prescription drugs and hospital services, among others. In addition to the conduct directly prohibited by the law, the statute also prohibits “circumvention schemes”, that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include:

•	a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral;

•	civil fines; and

•	exclusion from the Medicare and Medicaid programs.

Stark II contains exceptions applicable to our operations. For example, Stark II excepts any referrals of radiation oncologists for radiation therapy if (1) the request is part of a consultation initiated by another physician; and (2) the tests or services are furnished by or under the supervision of the radiation oncologist. We believe the services rendered by our radiation oncologists will comply with this exception.

Some physicians who are not radiation oncologists are employed by companies owned by us or by professional corporations owned by certain of our directors, officers and principal shareholders with which we have administrative services agreements. To the extent these professional corporations employ such physicians, and they are deemed to have made referrals for radiation therapy, their referrals will be permissible under Stark II if they meet a separate exception for employees. The employment exception requires, among other things, that the compensation be consistent with the fair market value of the services provided, and that it not take into account (directly or indirectly) the volume or value of any referrals by the referring physician.

When physician employees who are not radiation oncologists have ownership interests in our company, additional Stark II exceptions may be applied, including the exception for in-office ancillary services. Another potentially applicable Stark II exception is one for physician’s ownership of publicly traded securities in a corporation with shareholders’ equity exceeding $75 million as of the end of our most recent fiscal year.

We believe that our current operations comply in all material respects with Stark II, due to, among other things, various exceptions stated in Stark II and regulations that except either the referral or the financial relationship involved. Nevertheless, to the extent physicians affiliated with us make referrals to us and a financial relationship exists between the referring physicians and us, the government might take the position that the arrangement does not comply with Stark II. Any such finding could have a material adverse impact on us.

State Law

State Anti-Kickback Laws. Many states in which we operate have laws that prohibit the payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under the state Medicaid program. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Although we believe that these laws prohibit payments to referral sources only where a principal purpose for the payment is for the referral, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that our activities will be found to be in compliance. Noncompliance with such laws could have a material adverse effect upon us and subject us and the physicians involved to penalties and sanctions.

State Self-Referral Laws. A number of states in which we operate, such as Florida, have enacted self-referral laws that are similar in purpose to Stark II. However, each state law is unique. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been widely interpreted by courts or regulatory agencies. For example, some states only prohibit referrals where the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Finally, some states do not prohibit referrals, but merely require that a patient be informed of the financial relationship before the referral is made.

These statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. We believe that we are in compliance with the self-referral law of each state in which we have a financial relationship with a physician. However, adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on our operating results and financial condition. In addition, expansion of our operations into new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could have a material adverse effect on our operating results and financial condition.

Fee-Splitting Laws. Many states in which we operate prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. However, some states have a broader prohibition against any splitting of a physician’s fees, regardless of whether the other party is a referral source. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. In most cases, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician’s behalf.

In certain states, we receive fees from professional corporations owned by certain of our shareholders under administrative services agreements. We believe we structured these fee provisions to comply with applicable state laws relating to fee-splitting. However, there can be no certainty that, if challenged, either us or the professional corporations will be found to be in compliance with each state’s fee-splitting laws, and, if challenged successfully, this could have a material adverse effect upon us.

We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our radiation oncologists could be subject to civil and criminal penalties, professional discipline and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices, increased expenses in the operation of such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, affiliated practices and hospitals. Any modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

Corporate Practice of Medicine. We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed radiation oncologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Most states prohibit any person or entity other than a licensed professional from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly-owned by licensed physicians from employing physicians, a practice commonly referred to as the “Corporate Practice of Medicine”, to maintain physician independence and clinical judgment.

Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where we are not permitted to own a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or clients that we offer professional medical services and do not exercise influence or control over the practice of medicine.

Corporate Practice of Medicine laws vary widely regarding the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Florida is an example of a state that requires all practicing physicians to meet requirements for safe practice, but it has no provisions setting forth how physicians can be organized. In Florida, it is not uncommon for business corporations to own medical practices.

New York, by contrast, prohibits physicians from sharing revenue received in connection with the furnishing of medical care, other than with a partner, employee or associate in a professional corporation, subcontractor or physician consultant relationship. We have developed arrangements which we believe are in compliance with the Corporate Practice of Medicine laws in the states in which we operate.

We believe our operations and contractual arrangements as currently conducted are in material compliance with existing applicable laws. However, we cannot assure you that we will be successful if our existing organization and our contractual arrangements with the professional corporations are challenged as constituting the unlicensed practice of medicine. In addition, we might not be able to enforce certain of our arrangements, including non-competition agreements and transition and stock pledge agreements. While the precise penalties for violation of state laws relating to the corporate practice of medicine vary from state to state, violations could lead to fines, injunctive relief dissolving a corporate offender or criminal felony charges. There can be no assurance that review of our business and the professional corporations by courts or regulatory authorities will not result in a determination that could adversely affect their operations or that the healthcare regulatory environment will not change so as to restrict existing operations or their expansion. In the event of action by any regulatory authority limiting or prohibiting us or any affiliate from carrying on our business or from expanding our operations and our affiliates to certain jurisdictions, structural and organizational modifications of us may be required, which could adversely affect our ability to conduct our business.

Antitrust Laws. In connection with the Corporate Practice of Medicine laws referred to above, certain of the physician practices with which we are affiliated are necessarily organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anticompetitive conduct among separate legal entities. In addition, where we also are seeking to acquire or affiliate with established and reputable practices in our target geographic markets and any market concentration could lead to antitrust claims.

We believe we are in compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect our development of integrated radiation treatment centers. There can be no assurance, however, that a review of our business by courts or regulatory authorities would not adversely affect the operations of us and our affiliated physician practice entities.

State Licensing. As a provider of radiation therapy services in the states in which we operate, we must maintain current occupational and use licenses for our treatment centers as healthcare facilities and machine registrations for our linear accelerators and simulators. Additionally, we must maintain radioactive material licenses for each of our treatment centers which utilize radioactive sources. We believe that we possess or have applied for all requisite state and local licenses and are in material compliance with all state and local licensing requirements.

Reimbursement and Cost Containment

Reimbursement. We provide a full range of both professional and technical services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

The initial consultation is charged as a professional fee for evaluation of the patient prior to the decision to treat the patient with radiation therapy. The clinical treatment planning also is reimbursed as a technical and professional component when involving IMRT and professional only in connection with non-IMRT treatment planning. Simulation of the patient prior to treatment involves both a technical and a professional component, as the treatment plan is verified with the use of a simulator accompanied by the physician’s approval of the plan. The medical radiation physics, dosimetry, treatment devices and special services also include both professional and technical components. The basic dosimetry calculation is accomplished, treatment devices are specified and approved, and the physicist consults with the radiation oncologist, all as professional and technical components of the charge. Special blocks, wedges, shields, or casts are fabricated, all as a technical and professional component.

The delivery of the radiation treatment from the linear accelerator is a technical charge. The clinical treatment administrative services fee is the professional fee charged weekly for the physician’s management of the patient’s treatment. Global fees containing both professional and technical components also are charged for specialized treatment such as hyperthermia, clinical intracavitary hyperthermia, clinical brachytherapy, interstitial radioelement applications, and remote after-loading of radioactive sources.

Coding and billing for radiation therapy is complex. We maintain a staff of coding professionals responsible for interpreting the services documented on the patients’ charts to determine the appropriate coding of services for billing of third-party payors. This staff provides coding and billing services for all of our treatment centers except three treatment centers in New York. In addition, we do not provide coding and billing services to hospitals where we are providing only the professional component of radiation treatment services. We provide training for our coding staff and believe that our coding and billing expertise result in appropriate and timely reimbursement.

Cost Containment. We derived approximately 54%, 55% and 53% of our net patient service revenue for the years ended December 31, 2002, 2003 and 2004, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale (RBRVS) payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. Changes in the RBRVS may result in reductions in payment rates for procedures provided by the Company. RBRVS-type payment systems also have been adopted by certain private third-party payors and may become a predominant payment methodology. Broader implementation of such programs could reduce payments by private third-party payors and could indirectly reduce our operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent our costs increase, we may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, we may not be able to shift cost increases to non-governmental payors. Changes in the RBRVS could result in a reduction from historical levels in per patient Medicare revenue received by us; however, we do not believe such reductions would, if implemented, result in a material adverse effect on us.

In addition to current governmental regulation, both federal and state governments periodically propose legislation for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of such healthcare proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect us. Other aspects of such proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on our business. It is not possible at this time to predict what, if any, reforms will be adopted by Congress or state legislatures, or when such reforms would be adopted and implemented. As healthcare reform progresses and the regulatory environment accommodates reform, it is likely that changes in state and federal regulations will necessitate modifications to our agreements and operations. While we believe we will be able to restructure in accordance with applicable laws and regulations, we cannot assure that such restructuring in all cases will be possible or profitable.

Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have a material adverse effect on our financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

Rates paid by private third-party payors, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of our patients between non-governmental payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on us.

Reevaluations and Examination of Billing. Payors periodically reevaluate the services they cover. In some cases, government payors such as Medicare and Medicaid also may seek to recoup payments previously made for services determined not to be covered. Any such action by payors would have an adverse affect on our revenue and earnings.

Due to the uncertain nature of coding for radiation therapy services, we could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on our operating results and financial condition.

Other Regulations. In addition, we are subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. We believe our operations are in material compliance with applicable federal and state laws and regulations relating to the collection, storage, handling, treatment and disposal of all medical specimens, infectious and hazardous waste and radioactive materials. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us. We utilize licensed vendors for the disposal of such specimen and waste.

In addition to our comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration (OSHA) has established extensive requirements relating to workplace safety for healthcare employees, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.

Healthcare reform. The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system. Proposals that have been considered include changes in Medicare, Medicaid and other programs, cost controls on hospitals and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reduction in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

Item 2. Properties

Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 30,000 square feet of space and we believe that they are adequate for our current needs.

Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 56 radiation treatment centers in Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, North Carolina and Rhode Island. We own the real estate on which 14 of our treatment centers are located. We lease land and space at 32 treatment center locations, of which in 11 of these locations, certain of our directors, officers, principal shareholders, shareholders and employees have an ownership interest. These leases expire at various dates between 2005 and 2027. Twenty one of these leases have one or two renewal options of five or 10 years. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible.

Information with respect to our treatment centers and our other properties can be found in Item 1 of this report under the caption, “Business—Treatment Centers.”

Item 3. Legal Proceedings

As previously reported, on September 21, 2004 a lawsuit was filed by the Kissel Family Trust against us and certain of our directors and officers in the United States District Court, Middle District of Florida (Civil Action No. 2:04-CV-470-FtM-29.SPC). The complaint purported to be a class action on behalf of all persons who purchased our common stock between June 17, 2004 and September 8, 2004. On December 10, 2004 an order was entered by the court dismissing this action without prejudice in response to a notice of voluntary dismissal without prejudice filed by counsel for the Kissel Family Trust. We did not pay any consideration or compensation to the Kissel Family Trust or their counsel in connection with this voluntary dismissal.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “RTSX.” The high and low common stock sale prices per share were as follows:

	High	Low
2004
Second Quarter	$14.45	$14.00
Third Quarter	14.76	11.34
Fourth Quarter	17.00	9.74
2005
First Quarter (through February 1, 2005)	$18.24	$17.82

On February 1, 2005, the last reported sales price for our common stock on the Nasdaq National Market was $17.82 per share. As of February 1, 2005, there were 22,576,274 shares of our common stock held by approximately 1,850 beneficial owners and 51 holders of record as reported by our transfer agent.

We have never declared or paid dividends on our common stock since becoming a public company in June 2004. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. In addition, our credit facilities impose restrictions on our ability to pay dividends. Please refer to the “Liquidity and Capital Resources” section in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for more information.

Equity Compensation Plan Information

Equity Compensation Table.

We have outstanding stock options under our 1997 stock option plan and our 2004 stock incentive plan each of which were adopted by our board of directors and approved by our shareholders prior to our initial public offering. We do not have any equity compensation plans that have not been approved by our shareholders. The following table sets forth information as of December 31, 2004, with respect to our equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Shareholders 1997 and 2004 stock incentive plans	2,495,563	$10.00	1,390,312	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A

(1)	In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of our fiscal year;

•	1,000,000 shares; or

•	an amount our board may determine.

(2)	This number was increased by 1,000,000 shares on January 1, 2005 pursuant to the automatic increase formula described in footnote (1).

Use of Proceeds

On June 23, 2004, we completed an initial public offering of 5,500,000 shares of our common stock, $0.0001 par value per share. The managing underwriters were Wachovia Capital Markets, LLC and Banc of America Securities LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-114603) that was declared effective by the Securities and Exchange Commission on June 18, and June 21, 2004. All 5,500,000 shares of common stock registered under the Registration Statement, plus 825,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold to the public at a price of $13.00 per share. Of the shares offered, 4,000,000 shares were sold by us, and 1,500,000 shares (plus the 825,000 over-allotment option shares) were sold by certain shareholders. We did not receive any proceeds from the sale of common stock by the selling shareholders. The amount of aggregate gross proceeds from the shares of common stock sold by us was $52.0 million. The net proceeds to us from the offering were approximately $46.8 million after deducting the underwriting discount of $3.6 million and $1.6 million in other expenses incurred in connection with the offering.

Of the net proceeds received by us from the offering, we used $44.1 million to repay outstanding indebtedness under our senior secured credit facility, and $2.8 million was used to repay outstanding indebtedness to certain of our directors, officers and related parties. All of the proceeds, net of underwriting discounts and other expenses incurred in connection with the offering received by us have been applied to outstanding indebtedness.

We did not sell unregistered securities during fiscal 2004 except as previously disclosed in our quarterly reports on Form 10-Q. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2004.

Item 6. Selected Financial Data

The historical consolidated statements of income data for the years ended December 31, 2001, 2002, 2003 and 2004 and the related historical consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements and are included elsewhere in this Form 10-K. The historical consolidated statements of income data for the years ended December 31, 2000 and the related consolidated balance sheet data as of December 31, 2000 are derived from unaudited consolidated financial statements that are not included in this Form 10-K.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share amounts):	2000	2001	2002	2003	2004
Consolidated Statements of Income Data:
Revenues:
Net patient service revenue	$64,239	$73,934	$104,438	$129,197	$161,349
Other revenue	3,961	4,364	6,682	9,483	10,024

Total revenues	68,200	78,298	111,120	138,680	171,373
Expenses:
Salaries and benefits	35,747	41,680	57,248	72,146	87,059
Medical supplies	2,467	1,273	2,312	2,226	3,609
Facility rent expenses	1,579	1,951	3,516	4,479	5,198
Other operating expenses	3,198	4,414	7,194	8,690	7,561
General and administrative expenses	6,493	6,854	10,475	16,400	19,671
Depreciation and amortization	3,924	4,064	4,163	5,074	6,727
Provision for doubtful accounts	2,158	2,018	3,365	3,375	5,852
Interest expense, net	3,930	3,980	2,615	2,053	3,435
Impairment loss	—	—	—	284	—

Total expenses	59,496	66,234	90,888	114,727	139,112

Income before minority interests	8,704	12,604	20,232	23,953	32,261
Minority interests in net (earnings) losses of consolidated entities	(200)	1	23	(7)	55

Income before cumulative effect of change in accounting principle and income taxes	8,504	12,065	20,255	23,946	32,316
Cumulative effect of change in accounting principle	—	(408)	(963)	—	—

Income before income taxes	8,504	11,657	19,292	23,946	32,316
Income tax expense	—	—	—	—	23,500

Net income	$8,504	$11,657	$19,292	$23,946	$8,816

Pro forma income data:
Income before provision for income taxes, as reported	$8,504	$11,657	$19,292	$23,946	$32,316
Pro forma provision for income taxes (1)	3,402	4,797	8,105	9,579	12,927

Pro forma net income	$5,102	$6,860	$11,187	$14,367	$19,389

Pro forma earnings per common share (1)
Basic	$0.31	$0.42	$0.67	$0.85	$0.96
Diluted	$0.30	$0.39	$0.61	$0.78	$0.92
Weighted average common shares outstanding:
Basic	16,338,249	16,364,574	16,653,542	16,974,471	20,292,117
Diluted	17,029,609	17,743,638	18,265,182	18,470,880	21,031,968

	As of December 31,
(In thousands):	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,650	$1,698	$4,294	$2,606	$5,019
Total assets	74,853	78,210	102,903	128,285	168,496
Total debt	44,628	40,411	51,342	59,811	66,103
Total shareholders’ equity	23,738	28,581	38,297	50,972	67,342

(1)	Reflects combined federal and state income taxes on a pro forma basis, as if we had been taxed as a C Corporation. See the consolidated statements of income and comprehensive income and note 16 “Pro forma disclosure” of the notes to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data ” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and currently provide radiation therapy services in 56 treatment centers. Our treatment centers are clustered into 19 regional networks in 10 states, including Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, North Carolina, and Rhode Island. Of these 56 treatment centers, 21 treatment centers were internally developed, 25 were acquired and 10 involve hospital-based treatment centers.

We use a number of metrics to assist management in evaluating financial condition and operating performance, the most important follow:

•	The number of external beam treatments delivered per day in our freestanding centers

•	The average revenue per external beam treatment in our freestanding centers

•	The ratio of funded debt to earnings before interest, taxes, depreciation and amortization (leverage ratio)

The principal costs of operating a treatment center are (1) the salary and benefits of the physician and technical staff, and (2) equipment and facility costs. The capacity of each physician and technical position is limited to a number of delivered treatments while equipment and facility costs for a treatment center are generally fixed. These capacity factors cause profitability to be very sensitive to treatment volume. Profitability will tend to increase as the available staff and equipment capacities are utilized.

The average revenue per external beam treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies that improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we have a pilot image-guided radiation therapy program using kV x-rays in one of our centers and believe that expanded reimbursement for the technology, effective January 1, 2005 only available in hospital outpatient settings, will accelerate the implementation of this new technology across our regional networks.

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our consolidated statements of income and comprehensive income. Net patient service revenue in our consolidated statements of income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers.

For the year ended December 31, 2004, our total revenues and pro forma net income grew by 23.6% and 35.0%, respectively, over the prior year. For the year ended December 31, 2004, we had total revenues of $171.4 million and pro forma net income of $19.4 million. Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for the entire year.

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

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,
	2002	2003	2004
Treatment centers at beginning of period	28	40	51
Internally developed	3	2	3
Acquired	6	6	3
Hospital-based	3	3	(1)

Treatment centers at period end	40	51	56

Regional networks at period end	13	17	19

We added a new internally developed treatment center during the quarter ended June 30, 2004 replacing services we previously provided through a hospital based treatment center.

In September and October 2004, we acquired the operations and medical and office equipment of three radiation centers in New Jersey. These centers are established practices and offer radiation therapies to patients residing in Burlington and Camden Counties. We plan to upgrade these facilities with advanced technologies and equipment, expanding available treatment options.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended December 31,			For The Year Ended December 31,
	2004	2003	% Change	2004	2003	% Change
External beam treatments per day—freestanding centers	1,079	933	15.6%	1,052	905	16.2%
Percentage change in external beam treatments per day—freestanding centers—same practice basis	3.4%	-4.5%		1.8%	-1.4%
Percentage change in total revenues—same practice basis	21.6%	2.7%		14.0%	22.2%
Regional networks at period end	19	17	11.8%

Treatment centers—freestanding	46	40	15.0%
Treatment centers—hospital	10	11	-9.1%

	56	51	9.8%

Days sales outstanding for the quarter	53	57

Our revenue growth is primarily driven by entering new markets, increasing the utilization of our existing centers and by benefiting from demographic and population trends in most of our regional markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Over the past three years, we have entered 7 new regional markets and added 28 treatment centers, of which 8 were internally developed, 15 were acquired and 5 were hospital-based. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the year ended December 31, 2004, net patient service revenue comprised 94.0% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 32 of our radiation treatment centers we employ the physicians, and in 24 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. In 2004, 28.7% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

In states which prohibit us from employing physicians, we have long-term administrative services agreements with professional corporations owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in such states. We have entered into these administrative services agreements in order to comply with the laws of such states. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. We receive a monthly fixed fee for our services and the fees are set at the beginning of each year on the basis of the estimated cost of these services plus a profit margin. We engaged an independent consultant to complete a fair market value review of the fees paid by related party professional service corporations to the Company under the terms of these agreements. The consulting firm completed a review of 2004 fees under these agreements and determined that the fees are at fair market value. Independent consultants will be utilized by the Company’s audit committee in determining fair market fees upon any renewal or new administrative services agreements with affiliates.

For the year ended December 31, 2004, other revenue comprised approximately 6.0% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare including advances in technology. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2005, Medicare will reimburse for kV x-rays used in delivering image-guided radiation therapy. We believe this development will likely lead to future reimbursement for this technology in a freestanding setting.

Other material factors that we believe will also impact our future financial performance include:

•	Increased costs associated with being a new public company including compliance with Sarbanes-Oxley Section 404 reporting on internal controls.

•	Increased costs associated with expected changes in the accounting for stock compensation.

•	State income tax exposure as a result of the termination of our Sub S corporation election.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past three years, we have acquired 15 treatment centers and internally developed 8 treatment centers.

In 2002, we acquired six treatment centers for total consideration of $11.9 million, we opened three internally developed treatment centers, we signed agreements to provide services to two hospital-based treatment centers and we began providing services to patients at a hospital-based treatment center under an open staff arrangement. Of these 12 treatment centers, seven were located in two new regional networks and five were located in existing regions.

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

In 2004, we acquired three treatment centers in the state of New Jersey for a total consideration of $10.6 million, and we opened three internally developed treatment centers. One of these internally developed treatment centers replaced services we had previously provided through a hospital-based center.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last three fiscal years.

	Years Ended December 31,
Payor	2002	2003	2004
Medicare and Medicaid	53.8%	55.4%	53.0%
Commercial	44.8	43.2	45.5
Self pay	1.4	1.4	1.5

Total net patient service revenue	100.0%	100.0%	100.0%

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 9% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 99% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Less than 1% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payors decrease, then our total revenues and net income could decrease.

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payors, such as government or commercial sources. The amount of net patient service revenue derived from self pay is not expected to significantly change in the foreseeable future.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our accounting policies are described in note 2 of the notes to our consolidated financial statements. We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation. In December 2003, the Financial Accounting Standards Board issued revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies were generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary. We provide administrative services for a fee to certain radiation oncology practices in certain states with laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. Fees are based upon the estimate of costs of the services performed plus a profit margin. We operate in these states providing administrative services to radiation oncology practices pursuant to long-term management agreements ranging from 20 to 25 years. Pursuant to the administrative services agreements, the radiation oncology practices are each solely responsible for all aspects of the practice of medicine and patient care as defined by their respective state. We provide administrative and other support services.

During 2003, we determined that these radiation oncology practices are variable interest entities as defined by FIN No. 46R, and that we have a variable interest in each of these practices through our administrative services agreements. We also determined that through our variable interests in these practices, we would absorb a majority of any net losses that may occur.

Based on these determinations, we have included the radiation oncology practices in our consolidated financial statements for all periods presented. The result of the consolidation is an increase in revenue and corresponding increases in expenses and minority interests by an equal amount, thus there is no impact on our net income, earnings per share or cash flows. All of our significant intercompany accounts and transactions have been eliminated.

Net Patient Service Revenue and Allowances for Contractual Discounts. We have agreements with third-party payors that provide us payments at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in our consolidated financial statements are recorded at the amount that is expected to be received.

We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payor in order to calculate average collection percentages by facility and payor. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

The estimate for contractual allowances is also based on our interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from our original estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and reassessment of the estimation process. Changes in estimates related to the allowance for contractual discounts affect revenues reported in our consolidated statements of income and comprehensive income.

During 2002, 2003 and 2004, approximately 54%, 55%, and 53%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are reported net of estimated allowances for uncollectible accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payors that provide payments for our services. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our accounts receivables.

The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in our assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of our detailed review of historical collections and write-offs, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written-off after collection efforts have been followed in accordance with our policies.

Goodwill and Other Intangible Assets. Goodwill represents the excess purchase price over the estimated fair market value of net assets we have acquired in business combinations. On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 25 years through December 31, 2001. We adopted SFAS No. 142 effective January 1, 2002.

We completed our transitional impairment test under SFAS No. 142 as of January 1, 2002, based on projected cash flows of the business. Due to an increase in competition and the presence of capitation arrangements with third-party payors, operating profits and cash flows were lower than expected for certain locations. Based on the earnings forecast for these markets, a goodwill impairment loss of $963,293 was recognized. The impairment loss resulting from the transitional impairment test was recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment losses, if any, will be reflected in income before minority interests. For the year ended December 31, 2003, we recorded an impairment loss of $284,491 due to increased competition related to a specific treatment center within one of our regional networks. No impairment was recognized for the year ended December 31, 2004.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreements (which typically range from five to 10 years) using the straight-line method.

Impairment of Long-Lived Assets In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog linear accelerators and treatment simulators. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. This amount is included in general and administrative expenses in the statement of income and comprehensive income for the year ended December 31, 2004.

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

The values of options issued to non-employees have been determined in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and are periodically remeasured as the services are performed and recognize the expense ratably over the service period.

Income Taxes We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents summaries of results of operations for the three months ended December 31, 2003 and 2004 (dollars in thousands). This information has been derived from the consolidated statements of income included elsewhere in this Form 10-K.

	Three Months Ended December 31,
	2003		2004
Revenues:
Net patient service revenue	$32,737	93.3%	$42,898	94.0%
Other revenue	2,341	6.7	2,719	6.0

Total revenues	35,078	100.0%	45,617	100.0%
Expenses:
Salaries and benefits	18,603	53.0	23,513	51.5
Medical supplies	598	1.7	1,049	2.3
Facility rent expenses	1,257	3.6	1,248	2.7
Other operating expenses	2,169	6.2	1,959	4.3
General and administrative expenses	5,011	14.3	5,159	11.3
Depreciation and amortization	1,422	4.1	1,930	4.2
Provision for doubtful accounts	901	2.6	1,673	3.7
Interest expense, net	544	1.6	793	1.7
Impairment loss	284	0.8	—	0.0

Total expenses	30,789	87.9	37,324	81.7

Income before minority interests	4,289	12.1	8,293	18.3
Minority interests in net losses (earnings) of consolidated entities	(28)	-0.1	50	0.1

Income before income taxes	4,261	12.0	8,343	18.4
Income tax expense	—	0.0	3,330	7.3

Net income	$4,261	12.0%	$5,013	11.1%

Pro forma income data:
Income before provision for income taxes, as reported	$4,261	12.0%
Pro forma income taxes	1,704	4.9

Pro forma net income	$2,557	7.1%

The following table presents summaries of results of operations for the years ended December 31, 2002, 2003 and 2004 (dollars in thousands). This information has been derived from the consolidated statements of income included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002		2003		2004
Revenues:
Net patient service revenue	$104,438	94.0%	$129,197	93.2%	$161,349	94.2%
Other revenue	6,682	6.0	9,483	6.8	10,024	5.8

Total revenues	111,120	100.0	138,680	100.0	171,373	100.0
Expenses:
Salaries and benefits	57,248	51.5	72,146	52.0	87,059	50.8
Medical supplies	2,312	2.1	2,226	1.6	3,609	2.1
Facility rent expenses	3,516	3.2	4,479	3.2	5,198	3.0
Other operating expenses	7,194	6.5	8,690	6.3	7,561	4.4
General and administrative expenses	10,475	9.4	16,400	11.8	19,671	11.5
Depreciation and amortization	4,163	5.2	5,074	3.7	6,727	3.9
Provision for doubtful accounts	3,365	3.0	3,375	2.4	5,852	3.4
Interest expense, net	2,615	2.4	2,053	1.5	3,435	2.0
Impairment loss	—	0.0	284	0.2	—	0.0

Total expenses	90,888	81.8	114,727	82.7	139,112	81.1

Income before minority interests	20,232	18.2	23,953	17.3	32,261	18.9
Minority interests in net losses (earnings) of consolidated entities	23	0.0	(7)	0.0	55	0.0

Income before cumulative effect of change in accounting principle and income taxes	20,255	18.2	23,946	17.3	32,316	18.9
Cumulative effect of change in accounting principle	(963)	0.9	—	0.0	—	0.0

Income before income taxes	19,292	17.4	23,946	17.3	32,316	18.9
Income tax expense	—	0.0	—	0.0	23,500	13.7

Net income	$19,292	17.4%	$23,946	17.3%	$8,816	5.2%

Pro forma income data:
Income before provision for income taxes, as reported	$19,292	17.4%	$23,946	17.3%	$32,316	18.9%
Pro forma income taxes	8,105	7.3	9,579	6.9	12,927	7.5

Pro forma net income	$11,187	10.1%	$14,367	10.4%	$19,389	11.4%

Comparison of the Three Months Ended December 31, 2003 and 2004

Total revenues. Total revenues increased by $10.5 million, or 30%, from $35.1 million for the three months ended December 31, 2003 to $45.6 million for the three months ended December 31, 2004. Approximately $3.0 million of this increase resulted from our expansion into new regional networks during the latter part of 2003 and 2004. We acquired new treatment centers in Alabama in December 2003, New Jersey in September 2004 and developed a de novo center in Woonsocket Rhode Island in November 2004. Approximately $7.5 million of this increase was driven by volume growth, service mix improvements and pricing in our existing regional networks.

Salaries and benefits. Salaries and benefits increased by $4.9 million, or 26.4%, from $18.6 million for the three months ended December 31, 2003 to $23.5 million for the three months ended December 31, 2004. Salaries and benefits as a percentage of total revenues decreased from 53.0% for the three months ended December 31, 2003 to 51.5% for the three months ended December 31, 2004. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. The decrease as a percentage of revenue is due to the 30% growth in our revenue from the prior quarter, resulting in further leveraging of our staff. Additional staffing of personnel and physicians due to our expansion into new regional networks during the fourth quarter of 2003 and 2004 contributed to a $2.4 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $2.5 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.4 million, or 75.4%, from $0.6 million for the three months ended December 31, 2003 to $1.0 million for the three months ended December 31, 2004. Medical supplies as a percentage of total revenues increased from 1.7% for the three months ended December 31, 2003 to 2.3% for the three months ended December 31, 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments. These pharmaceuticals are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses remained unchanged at approximately $1.3 million for the three months ended December 31, 2003 and for the three months ended December 31, 2004. Facility rent expenses as a percentage of total revenues decreased from 3.6% for the three months ended December 31, 2003 to 2.7% for the three months ended December 31, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations.

Other operating expenses. Other operating expenses decreased by $0.2 million or 9.7%, from $2.2 million for the three months ended December 31, 2003 to $2.0 million for the three months ended December 31, 2004. Other operating expenses as a percentage of total revenues decreased from 6.2% for the three months ended December 31, 2003 to 4.3% for the three months ended December 31, 2004. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The decrease was primarily attributable to a decrease in contract labor.

General and administrative expenses. General and administrative expenses increased by $0.2 million, or 3.0%, from $5.0 million for the three months ended December 31, 2003 to $5.2 million for the three months ended December 31, 2004. General and administrative expenses as a percentage of total revenues decreased from 14.3% to 11.3%. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. Increases in general and administrative expenses included approximately $0.3 million in compensation fees for legislative efforts in healthcare reimbursement, $0.3 million relating to the growth in the number of our regional networks, $0.3 million relating to our public offering for directors and officers insurance, public relations expenses and board expenses offset by a decrease of approximately $0.7 million in our existing regional networks.

Depreciation and amortization. Depreciation and amortization increased by $0.5 million, or 35.7%, from $1.4 million for the three months ended December 31, 2003 to $1.9 million for the three months ended December 31, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 4.1% for the three months ended December 31, 2003 to 4.2% for the three months ended December 31, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the fourth quarter of 2003 and 2004 in expanded regional markets in Alabama, New Jersey and Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.8 million, or 85.7%, from $0.9 million for the three months ended December 31, 2003 to $1.7 million for the three months ended

December 31, 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.6% in 2003 to 3.7% in 2004. Approximately $0.6 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets, and $0.1 million due to the expanded regional markets in Alabama, New Jersey, and Rhode Island.

Interest expense, net. Interest expense, net increased by $0.3 million, or 45.8%, from $0.5 million for the three months ended December 31, 2003 to $0.8 million for the three months ended December 31, 2004. Interest expense as a percentage of total revenues increased from 1.6% in 2003 to 1.7% in 2004. Included in interest expense, net is an insignificant amount of interest income. Approximately $0.2 million of the increase is as a result of the borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003 and the acquisition of the New Jersey treatment centers during the third quarter of 2004. The remainder of the increase is due to interest on capital leases entered into during 2004.

Net income and pro forma net income Net income increased by $2.4 million, or 96.1%, from $2.6 million in pro forma net income for the three months ended December 31, 2003 to $5.0 million for the three months ended December 31, 2004. Net income and pro forma net income represents 11.1% and 7.1% of total revenues for the three months ended December 31, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

Comparison of the Years Ended December 31, 2003 and 2004

Total revenues. Total revenues increased by $32.7 million, or 23.6%, from $138.7 million in 2003 to $171.4 million in 2004. Approximately $14.2 million of this increase resulted from our expansion into new regional networks in 2003 and 2004. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003, Alabama in December 2003 and New Jersey in September 2004. We also added a new regional network in Baltimore, Maryland in March 2003, expanded our professional service arrangements in the Delmarva Peninsula region and added a new regional network in Woonsocket Rhode Island in November 2004. Approximately $15.4 million of this increase was driven by volume growth, service mix improvements, and pricing in our existing regional networks and approximately $2.1 million related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered. The remaining increase was primarily attributable to the addition of advanced radiation therapy equipment in our treatment centers and the increased utilization of our technologies due to the increased acceptance by payors to reimburse for a wider range of radiation treatments.

Salaries and benefits. Salaries and benefits increased by $14.9 million, or 20.7%, from $72.1 million in 2003 to $87.0 million in 2004. Salaries and benefits as a percentage of total revenues decreased from 52.0% in 2003 to 50.8% in 2004. Additional staffing of personnel and physicians due to our expansion into new regional networks during the third and fourth quarters of 2003 and 2004 contributed to a $10.8 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $4.1 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $1.4 million, or 62.1%, from $2.2 million in 2003 to $3.6 million in 2004. Medical supplies as a percentage of total revenues increased from 1.6% in 2003 to 2.1% in 2004. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments. These pharmaceuticals are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 16.1%, from $4.5 million in 2003 to $5.2 million in 2004. Facility rent expenses as a percentage of total revenues decreased from 3.2% in

2003 to 3.0% in 2004. Approximately $0.5 million related to the expansion into new regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island. The remaining increase related to our existing regional networks.

Other operating expenses. Other operating expenses decreased by $1.1 million, or 13.0%, from $8.7 million in 2003 to $7.6 million in 2004. Other operating expenses as a percentage of total revenues decreased from 6.3% in 2003 to 4.4% for in 2004. The decrease was primarily attributable to a decrease in contract labor of approximately $1.8 million, offset by an increase in the cost of repairs and maintenance of equipment of approximately $0.7 million.

General and administrative expenses. General and administrative expenses increased by $3.3 million, or 19.9%, from $16.4 million in 2003 to $19.7 million in 2004. General and administrative expenses as a percentage of total revenues decreased from 11.8% to 11.5%. The increase of $3.3 million in general and administrative expenses was due to the write-off of $0.3 million of deferred financing costs due to the refinancing of our senior secured credit facility in March 2004. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog Linac and simulator inventory. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. Additional increases in general and administrative expenses included approximately $0.4 million in compensation fees for legislative efforts in healthcare reimbursement, $1.1 million in general and administrative expenses relating to the growth in the number of our regional networks, $0.5 million relating to our public offering for directors and officers insurance, public relations expenses and board expenses offset by a decrease of approximately $0.2 million in our existing regional networks.

Depreciation and amortization. Depreciation and amortization increased by $1.6 million, or 32.6%, from $5.1 million in 2003 to $6.7 million in 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.7% in 2003 to 3.9% in 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.8 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 and 2004 in expanded regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $2.5 million, or 73.4%, from $3.4 million in 2003 to $5.9 million in 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.4% in 2003 to 3.4% in 2004. Approximately $1.3 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing regional markets, $0.5 million due to the expanded regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island and $0.7 million within our remaining existing regional networks.

Interest expense, net. Interest expense, net increased by $1.3 million, or 67.3%, from $2.1 million in 2003 to $3.4 million in 2004. Interest expense as a percentage of total revenues increased from 1.5% in 2003 to 2.0% in 2004. Approximately $0.5 million of the increase in interest expense was primarily due to an increase in the borrowing of funds under our senior secured credit facility on the $40 million Term B loan borrowed on March 31, 2004. Approximately $0.6 million of the increase is as a result of the borrowing relating to the acquisitions made in Kentucky and Alabama during the third and fourth quarters of 2003 and the acquisition of the New Jersey treatment centers during the third quarter of 2004. The remaining balance of approximately $0.2 million is due to interest on capital leases entered into during 2004.

Pro forma net income Pro forma net income increased by $5.0 million, or 35.0%, from $14.4 million in 2003 to $19.4 million in 2004. Pro forma net income represents 11.4% and 10.4% of total revenues in 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

Comparison of the Years Ended December 31, 2002 and 2003

Total revenues. Total revenues increased by $27.6 million, or 24.8%, from $111.1 million in 2002 to $138.7 million in 2003. A significant portion of this growth was due to a $12.4 million increase in revenues in two of our existing regional networks. This growth was due to the addition of two doctors, a new contract with a major payor within the regional market and a full year of operations at one new site added within the regional network. The increase also included $1.6 million from expanding into new regional networks through acquisitions in 2003. The new regional networks included expansions through acquisitions into Key West, Florida in August 2003, Kentucky in September 2003 and Alabama in December 2003. The increase also included $2.5 million due to the development of a new regional network in Baltimore, Maryland in March 2003, and the expansion of professional service arrangements in the Delmarva Peninsula region. The remaining increase in total revenues was due to the addition of advanced radiation therapy equipment in our treatment centers and the increased utilization of our technologies due to the increased acceptance by payors to reimburse for a wider range of radiation treatments.

Salaries and benefits. Salaries and benefits increased by $14.9 million, or 26.0%, from $57.2 million in 2002 to $72.1 million in 2003. Salaries and benefits as a percentage of total revenues increased from 51.5% in 2002 to 52.0% in 2003. The increase in salaries and benefits as a percentage of total revenues was primarily due to increased staffing costs of personnel and physicians due to our expansion into new regional networks in 2003.

Medical supplies. Medical supplies decreased by $0.1 million, or 3.7%, from $2.3 million in 2002 to $2.2 million in 2003. Medical supplies as a percentage of total revenues decreased from 2.1% in 2002 to 1.6% in 2003. The decrease in medical supplies as a percentage of total revenues was primarily due to an increase in pricing concessions we received in 2003.

Facility rent expenses. Facility rent expenses increased by $1.0 million, or 27.4%, from $3.5 million in 2002 to $4.5 million in 2003. Facility rent expenses as a percentage of total revenues were unchanged from 2002 to 2003. The increase in facility rent expenses was primarily due to an approximate $0.7 million increase related to the full year impact of rental expense associated with new facilities added in 2002 and approximately $0.1 million related to the development of new centers in the third and fourth quarters of 2003.

Other operating expenses. Other operating expenses increased by $1.5 million, or 20.8%, from $7.2 million in 2002 to $8.7 million in 2003. Other operating expenses as a percentage of total revenues decreased from 6.5% in 2002 to 6.3% in 2003. This increase was primarily due to an increase in utilization of contract labor.

General and administrative expenses. General and administrative expenses increased by $5.9 million, or 56.6%, from $10.5 million in 2002 to $16.4 million in 2003. General and administrative expenses as a percentage of total revenues increased from 9.4% to 11.8%. The increase was primarily due to increases in the cost of medical malpractice insurance and additional costs in professional service fees. Total insurance costs increased approximately $1.8 million. Professional service fees increased approximately $1.5 million in 2003 relating to services for reimbursement efforts, as well as increased business development efforts.

Depreciation and amortization. Depreciation and amortization increased by $0.9 million, or 21.9%, from $4.2 million in 2002 to $5.1 million in 2003. Depreciation and amortization expenses as a percentage of total revenues were unchanged from 2002 to 2003. Approximately $0.6 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and approximately $0.1 million due to the acquisition of radiation center assets in 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

Provision for doubtful accounts. Provision for doubtful accounts remained unchanged in 2003 as compared to 2002. Provision for doubtful accounts as a percentage of total revenues decreased from 3.0% in 2002 to 2.4% in 2003. The decrease as a percentage of total revenues was due to implementing a standardized policy of sending outstanding self pay patient claims to collection agencies within 180-days and streamlining the approval of submission of the claims to collection agencies. As a result, our 120-day plus receivables decreased by approximately 4.1% in 2003.

Interest expense, net. Interest expense, net decreased by $0.5 million, or 21.5%, from $2.6 million in 2002 to $2.1 million in 2003. Interest expense as a percentage of total revenues decreased from 2.4% in 2002 to 1.5% in 2003. The decrease in interest expense was due to continued reduction in the prime rate from 4.25% in 2002 to 4.00% in 2003, as well as a decrease in the effective rate of our senior secured credit facility from 4.30% in 2002 to 3.76% in 2003 resulting in approximately $0.3 million in savings. In addition, we paid off prior existing capital lease obligations in 2003 that were at rates ranging from 7.6% to 10.3% resulting in approximately $0.2 million in savings.

Impairment loss. Impairment loss of approximately $0.3 million was recognized in 2003 as a result of an impairment charge to goodwill due to increased competition with a specific treatment center.

Cumulative effect of changes in accounting principle. We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. We completed the transitional impairment test as of January 1, 2002, based on projected cash flows of the business. Due to an increase in competition and the presence of capitation arrangements with third-party payors, operating profits and cash flows were lower than expected for certain regional networks. Based on the earnings forecast for these regional networks, a goodwill impairment loss of $1.0 million was recognized. The impairment loss resulting from the transitional impairment test has been recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on the balance sheets. The construction of de novo treatment centers are funded directly by third parties and then leased by us or funded through sale-leaseback arrangements. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006.

Prior to our initial public offering, we used real estate entities owned by members of the board of directors and executive management, and by employees to finance the construction of certain of our treatment centers and the development of our corporate headquarters. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project’s funding. Prior to completing our initial public offering in June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with these entities. The consultant determined that, with one exception, the rents are at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. In the future an independent consultant will be utilized to assist the Company’s audit committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

Cash Flows From Operating Activities

Net cash provided by operating activities for the years ended December 31, 2002, 2003 and 2004 was $22.2 million, $27.3 million and $28.2 million, respectively.

Net cash provided by operating activities increased by $5.1 million from $22.2 million in 2002 to $27.3 million in 2003. This increase was primarily attributable to a $4.6 million increase in net income. Accounts receivable increased by $8.0 million due primarily to our expansion into new regional networks in Key West, Florida, Kentucky, and Alabama and in existing Florida regional networks. Prepaid expenses increased by $1.4 million due primarily to increased payments for medical malpractice premiums in 2003. Accounts payable increased by $1.5 million due primarily to amounts due for professional service fees incurred during 2003. Accrued expenses increased by $2.6 million due primarily to $1.7 million increase in accrued liabilities related to liabilities due to third-party payors and a $0.6 million increase in the year-end bonus and payroll accruals.

Net cash provided by operating activities increased by $0.9 million from $27.3 in 2003 to $28.2 million in 2004. The increase of $0.9 million was affected by the first time payment of approximately $6 million of income taxes as a result of our change in tax status from an S corporation to a C Corporation. Provision for bad debts increased $2.5 million due primarily to an increase in service to uninsured patients within one of our existing regional markets and the expanded regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island. Accounts receivable increased by $8.9 million due primarily to our expansion into new regional networks in Key West Florida, Kentucky, Alabama, New Jersey and Rhode Island and in existing regional networks in Florida, New York and Nevada. Accrued expenses decreased by $2.4 million due primarily to a $3.2 million decrease in accrued liabilities related to liabilities due to third-party payors, a decrease in accrued interest of $0.7 million offset by a $1.4 million increase in the year-end bonus and payroll accruals, and $0.1 million increase in deferred income.

Cash Flows From Investing Activities

Net cash used in investing activities for 2002, 2003, and 2004 was $17.2 million, $20.7 million, and $25.2 million, respectively.

Net cash used in investing activities increased by $3.5 million from $17.2 million in 2002 to $20.7 million in 2003. This increase was primarily attributable to $12.1 million in cash paid for acquisitions, which primarily consisted of six radiation treatment centers, including one in Alabama, one in Florida, three in Kentucky and one in western North Carolina, and $0.7 million in cash provided to shareholders in exchange for notes. These increases were offset by $1.5 million in proceeds received from the sale of a facility which was replaced by a leased facility. Additionally, we entered into $5.0 million of non-cash transactions related to the acquisition of equipment under capital lease arrangements.

Net cash used in investing activities increased by $4.5 million from $20.7 million in 2003 to $25.2 million in 2004. This increase was primarily attributable to a $6.3 million increase in purchases of property and equipment related to new equipment and equipment upgrades, purchase of medical equipment of approximately $0.8 million for sale to a hospital, receipt of payments from shareholder notes receivable of $0.7 million, offset by proceeds from the sale of a medical facility of $1.5 in 2003 and $0.9 million in 2004 for the sale of medical equipment to a hospital. Increase in investing activities was also due to purchases of marketable securities in 2004 of approximately $2.4 million for investments in municipal bonds and preferred stock. Acquisition of radiation center assets decreased by $4.0 million.

Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, exclusive of the purchase of radiation treatment centers, were $10.7 million, $14.8 million and $23.2 million in 2002, 2003 and 2004, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under the senior credit facility and borrowings under our lease line of credit. Capital expenditures for the year 2005, exclusive of the purchase of radiation treatment centers, are expected to exceed $20.0 million. To the extent that we acquire or internally develop new radiation treatment centers, we may need to increase our expected capital expenditures on a proportionate basis.

Cash From Financing Activities

Net cash used in financing activities for the years ended December 31, 2002, 2003, and 2004 was $2.4 million, $8.2 million and $0.5 million, respectively.

Net cash used in financing activities increased by $5.8 million from $2.4 million in 2002 to $8.2 million in 2003. The increase was primarily attributable to a $4.7 million increase in principal debt repayments and a $2.1 million increase in distributions to shareholders.

Net cash used in financing activities decreased by $7.7 million from $8.2 million in 2003 to $0.5 million in 2004. The decrease was impacted from the borrowing of approximately $59.1 million under our senior secured credit facility, offset by distributions to shareholders of approximately $46.4 million in 2004, which included a one-time distribution of $40 million. We incurred approximately $1.6 million in fees and expenses as a result of entering into our third amended and restated senior secured credit facility on March 31, 2004. We received net proceeds of approximately $46.8 million from the completion of an initial public offering of our common stock on June 23, 2004. Repayments of debt of approximately $61.3 million included the application of approximately $44.1 of the net proceeds used to repay outstanding indebtedness under our senior secured credit facility and approximately $2.8 million of the net proceeds used to repay outstanding indebtedness to certain of our directors, officers and related parties. The receipt of $2.3 million from the exercise of stock options, the receipt of $0.9 million from payments of notes receivable from shareholders and payments of $1.9 million in loan costs relating to our senior secured credit facility also impacted cash flow from financing activities during 2004.

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

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2004
Maximum permitted consolidated leverage ratio	<3.25 to 1.00	1.49 to 1.00
Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	1.94 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	12.96 to 1.00
Minimum permitted consolidated net worth	>$43.2 million	$67.3 million
Maximum capital expenditures—last 12 months	<$25 million	$23.2 million

The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2004.

The following table sets forth the amounts outstanding under our revolving credit facility and term A and B loans, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing thereunder, as of December 31, 2004:

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(Dollars in thousands)
Revolving credit facility	4.0%	$30,766	$48,934
Term A loan	4.0%	23,250	—

Total		$54,016	$48,934

As of December 31, 2004, we had $66.1 million of outstanding debt, $9.6 million of which was classified as current. Of the $66.1 million of outstanding debt, $54.0 million was outstanding to lenders under our third amended and restated senior secured credit facility, and $12.1 million was outstanding under capital leases and other miscellaneous indebtedness. As of December 31, 2004, of the outstanding borrowings under our third amended and restated senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the third amended and restated senior secured credit facility.

Effective January 2004 and March 2004, we entered into two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the commitment amounts of $5.0 million each. As of December 31, 2004 we had $6.1 million available under the two lease lines of credit. Effective January 2005, we entered into an additional lease line of credit with an existing financial institution for leasing medical equipment in the commitment amount of $10 million increasing our available commitments to $16.1 million.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and leased back with lease terms of 15 to 20 years with four consecutive renewal options of five years each.

We believe available borrowings under our current credit facility, together with our cash flows from operations, will be sufficient to fund our requirements for at least the next twelve months. After such time period, to the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our current credit facility.

Reimbursement, Legislative And Regulatory Changes

Legislative and regulatory action has resulted in continuing changes in reimbursement under the Medicare and Medicaid programs that will continue to limit payments we receive under these programs.

Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to legislative and regulatory changes, administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments may, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of our treatment centers or require other changes in our operations. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

Inflation

While inflation was not a material factor in either revenue or operating expenses during the periods presented, the healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and labor shortages, such as the nationwide shortage of dosimetrists and radiation therapists. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures to curb increases in operating costs and expenses. We have to date offset increases in operating costs by increasing reimbursement or expanding services. However, we cannot predict our ability to cover, or offset, future cost increases.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2004:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$54,016	$7,000	$47,016	$—	—
Capital lease obligations	12,087	2,620	5,446	3,539	482
Operating leases	51,855	7,633	13,941	10,742	$19,539

Total contractual cash obligations	$117,958	$17,253	$66,403	$14,281	$20,021

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

Seasonality

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”) as a replacement to FASB Statement No. 123 “Accounting for Stock Based Compensation” (“Statement 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity. We are exposed to various market risks as a part of our operations, and we anticipate that this exposure will increase as a result of our planned growth. In an effort to mitigate losses associated with these risks, we may at times enter into derivative financial instruments. These derivative financial instruments may take the form of forward sales contracts, option contracts, and interest rate swaps. We have not and do not intend to engage in the practice of trading derivative securities for profit.

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

Interest Rates. As of December 31, 2004, we have interest rate exposure on $47.4 million of our senior secured credit facility, which is not covered by our interest rate swap agreement. Our debt obligations subject to floating rates at December 31, 2004 include $47.4 million of variable rate debt at an approximate average interest rate of 4.3% as of December 31, 2004. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million on a calendar year basis.

RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the following risks, as well as the other information contained in this 10-K, including our consolidated financial statements and the related notes, before investing in our common stock.

Risks Related to Our Business

We depend on payments from government Medicare and Medicaid programs for a significant amount of our revenue and our business could be materially harmed by any changes that result in reimbursement reductions.

Our payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 55. We estimate that approximately 54%, 55% and 53% of our net patient service revenue for 2002, 2003 and 2004, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payors. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor which may change on an annual basis. In 2002, the conversion factor was reduced by 5.4%. It was increased 1.6% and 1.5% in 2003 and 2004, respectively, and is scheduled to increase an additional 1.5% in 2005. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for our services could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payors decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 45%, 43% and 46% of our net patient service revenue for 2002, 2003 and 2004, respectively, was derived from commercial payors such as managed care organizations and private health insurance programs. These commercial payors generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payor rates are generally higher than government program reimbursement rates, commercial payor rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payors or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

We have potential conflicts of interest relating to existing agreements we have with certain of our directors, officers, principal shareholders, shareholders and employees. In 2003 and 2004 we paid an aggregate of $6.6 million and $8.6 million, respectively under our related party agreements and we received $21.8 million and $30.3 million, respectively pursuant to our administrative service agreements with related parties. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party.

If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed. These agreements include our:

•	administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders;

•	leases we have entered into with entities owned by certain of our directors, officers, and principal shareholders; and

•	medical malpractice insurance which we acquire from an entity owned by certain of our directors, officers, and principal shareholders.

In Maryland, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders. Michael J. Katin, M.D., a director, is a licensed physician in the states of Nevada and North Carolina and we have administrative services agreements with his professional corporations in these states. In the state of New York, our Chairman, Howard M. Sheridan, M.D., our Chief Executive Officer and President, Daniel E. Dosoretz, M.D., our Medical Director, James H. Rubenstein, M.D. and Dr. Katin, are licensed physicians and we have administrative services agreements with their professional corporation. Additionally, Dr. Katin, a principal shareholder, is a licensed physician in the state of Maryland and we have an administrative services agreement with his professional corporation in this state. While we have transition agreements in place in all regions except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we are generally paid a fixed annual fee on a monthly basis by the professional corporations for our services, which are generally subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

Additionally, we lease 13 of our properties from ownership groups that consist of certain of our directors, officers, principal shareholders, shareholders and employees. Our lease for the Broadway office in Fort Myers, Florida is on a month to month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from a newly-formed insurance entity, which is owned by Drs. Katin, Dosoretz, Rubenstein and Sheridan. We renewed this coverage in October 2004 which was approved by the audit committee. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

All transactions between us and any related party after our June 2004 initial public offering are subject to approval by the audit committee and disputes will be handled by the audit committee. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business.

If our administrative services agreements are terminated by the professional corporations, we could be materially harmed.

Certain states, including Maryland, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Nevada, New York and North Carolina, and one treatment center in Maryland, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2002, 2003 and 2004, $26.4 million, $34.6 million and $46.3 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $78.0 million, $94.6 million and $115.1 million from all of our other centers. Although the professional corporations in Maryland, Nevada, New York and North Carolina are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states, we cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

We depend on recruiting and retaining radiation oncologists and other qualified healthcare professionals for our success and our ability to enforce the non-competition covenants with radiation oncologists.

Our success is dependent upon our continuing ability to recruit, train and retain or affiliate with radiation oncologists, physicists, dosimetrists, radiation therapists and medical technicians. While there is currently a national shortage of these healthcare professionals, we have not experienced significant problems attracting and retaining key personnel and professionals in the recent past. We face competition for such personnel from other healthcare providers, research and academic institutions, government entities and other organizations. In the event we are unable to recruit and retain these professionals, such shortages could have a material adverse effect on our ability to grow. Additionally, many of our senior radiation oncologists, due to their reputations and experience, are very important in the recruitment and education of radiation oncologists. The loss of any such senior radiation oncologists could negatively impact us.

All of our radiation oncologists except eight are employed under employment agreements which, among other provisions, provide that the radiation oncologists will not compete with us (or the professional corporations contracting with us) for a period of time after employment terminates. Such covenants not to compete are enforced to varying degrees from state to state. In most states, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests under our administrative services agreements will be viewed by courts as the type of protected business interest that would permit us or the professional corporations to enforce a non-competition covenant against the radiation oncologists. Since our success depends in substantial part on our ability to preserve the business of our radiation oncologists, a determination that these provisions will not be enforced could have a material adverse effect on us.

We depend on our senior management and we may be materially harmed if we lose any member of our senior management.

We are dependent upon the services of our senior management, especially Dr. Dosoretz, our Chief Executive Officer and President, and Dr. Rubenstein, our Medical Director. We have entered into executive employment agreements with Drs. Dosoretz and Rubenstein. The initial term of the employment agreements is three years and they renew automatically for successive two year terms unless 120 days prior notice is given by either party. Because these members of our senior management team have been with us for over 15 years and have contributed greatly to our growth, their services would be very difficult, time consuming and costly to replace. We carry key-man life insurance on these individuals. The loss of key management personnel or our inability to attract and retain qualified management personnel could have a material adverse effect on us. A decision by any of these individuals to leave our employ, to compete with us or to reduce his involvement on our behalf or as to any professional corporation they have an interest in and to which we provide administrative services, would have a material adverse effect on our business.

A significant number of our treatment centers are concentrated in certain states, particularly Florida, which makes us particularly sensitive to regulatory, economic and other conditions in those states.

Our Florida treatment centers accounted for approximately 71%, 68% and 63% of our total revenues during 2002, 2003 and 2004, respectively. Our treatment centers are also concentrated in the states of Nevada, New York and North Carolina, none which individually currently account for more than 15% of our total revenues, but in the aggregate accounted for approximately 25%, 26% and 23% of our total revenues in 2002, 2003 and 2004, respectively. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline. In particular, we employ radiation oncologists at our Florida treatment centers and if we are restricted or prohibited from doing so in the future it could significantly harm our business.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 56 treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

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

We may be subject to actions for false claims if we do not comply with government coding and billing rules which could harm our business.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 54%, 55% and 53% of our net patient service revenue for 2002, 2003 and 2004, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have been no errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

State law limitations and prohibitions on the corporate practice of medicine may materially harm our business and limit how we can operate.

State governmental authorities regulate the medical industry and medical practices extensively. Many states have corporate practice of medicine laws which prohibit us from:

•	employing physicians;

•	practicing medicine, which, in some states, includes managing or operating a radiation treatment center;

•	certain types of fee arrangements with physicians;

•	owning or controlling equipment used in a medical practice;

•	setting fees charged for physician services;

•	maintaining a physician’s patient records; or

•	controlling the content of physician advertisements.

In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine such as Maryland, Nevada, New York and North Carolina. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. If we are in violation of these laws, we could be required to restructure our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

If we fail to comply with the laws and regulations applicable to our treatment center operations, we could suffer penalties or be required to make significant changes to our operations.

Our treatment center operations are subject to many laws and regulations at the federal, state and local government levels. These laws and regulations require that our treatment centers meet various licensing, certification and other requirements, including those relating to:

•	qualification of medical and support persons;

•	pricing of services by healthcare providers;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	certificates of need;

•	maintenance and protection of records; or

•	environmental protection, health and safety.

If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and our ability to participate in government or private healthcare programs.

If we fail to comply with the federal anti-kickback statute, we could be subject to criminal and civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could materially harm us.

A provision of the Social Security Act, commonly referred to as the federal anti-kickback statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. All of our financial relationships with healthcare providers are potentially implicated by this statute to the extent Medicare or Medicaid referrals are implicated. Financial relationships covered by this statute can include any relationship where remuneration is provided for referrals including payments not commensurate with fair market value, whether in the form of space, equipment leases, professional or technical services or anything else of value. Violations of the federal anti-kickback statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the Civil Monetary Penalties Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to us or one or more of our subsidiaries or affiliate personnel, could result in significant reductions in our revenues and could have a material adverse effect on our business. In addition, most of the states in which we operate, including Florida, have also adopted laws, similar to the federal anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of licenses.

If we fail to comply with the provision of the Civil Monetary Penalties Law relating to inducements provided to patients, we could be subject to civil penalties and exclusion from the Medicare and Medicaid programs, which could materially harm us.

Under a provision of the federal Civil Monetary Penalties Law, civil monetary penalties (and exclusion) may be imposed on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. This broad provision applies to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. We have reviewed our practices of providing services to our patients, and have structured those services in a manner that we believe complies with the Law and its interpretation by government authorities. We cannot provide assurances, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us for past or present practices.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

Many states, including Florida where 24 of our 56 treatment centers are located, prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, we and our radiation oncologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

We estimate that approximately 12%, 11% and 9% of total revenues for 2002, 2003 and 2004, respectively, was derived from our New York operations. New York law requires that, in order to be approved by the New York Department of Health as licensed healthcare facilities, entities seeking to own such facilities must have natural persons as partners or equity holders. Accordingly, we are not able to own interests in an entity that owns an interest in a New York healthcare facility. New York law also prohibits the delegation of certain management functions by a licensed healthcare facility. The law does permit a licensed facility to obtain various services from non-licensed entities; however, it is not always clear what types of services could be properly delegated and what services, if delegated, would constitute a violation. Further, New York law prohibits arrangements with hospitals or other licensed entities whereby the fees payable under such arrangements are based upon a percentage of revenues. Since New York law also prohibits the corporate practice of medicine, we do not employ radiation oncologists to provide professional services in New York. Although we believe that our operations and relationships in New York are in material compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, our New York operations could be harmed and we may be unable to continue or expand our operations in New York.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal payments under the Medicare, Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenue or be excluded from participation in the Medicare, Medicaid or other governmental programs.

Any change in interpretations or enforcement of existing or new laws and regulations could subject our current business practices to allegations of impropriety or illegality, or could require us to make changes in our treatment centers, equipment, personnel, services, pricing or capital expenditure programs, which could increase our operating expenses and have a material adverse effect on our operations or reduce the demand for or profitability of our services.

Additionally, new federal or state laws may be enacted that would cause our relationships with our radiation oncologists to become illegal or result in the imposition of penalties against us or our treatment centers. If any of our business arrangements with our radiation oncologists were deemed to violate the federal anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business would be adversely affected.

If we fail to comply with physician self-referral laws as they are currently interpreted or may be interpreted in the future, or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenue.

We are subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. The federal Stark Law applies to Medicare and

Medicaid and prohibits a physician from referring patients for certain services, including radiation therapy, radiology and laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations generally apply to services reimbursed by both governmental and private payors. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicare and Medicaid programs.

We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements and ownership of our common stock issued by us in connection with acquisitions. We also have financial arrangements with physicians who refer Medicare and Medicaid patients to us, which relationships are also subject to the Stark Law. While we believe that our financial relationships with physicians and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that physicians who own our common stock or hold promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our common stock. If our financial relationships with physicians were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

Our costs and potential risks have increased as a result of the new regulations relating to privacy and security of patient information.

There are numerous federal and state regulations addressing patient information privacy and security concerns. In particular, the federal regulations issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain provisions that:

•	protect individual privacy by limiting the uses and disclosures of patient information;

•	require the implementation of security safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form; and

•	prescribe specific transaction formats and data code sets for certain electronic healthcare transactions.

Compliance with these regulations requires us to spend money and our management to spend substantial time and resources. We believe that we are in material compliance with the HIPAA regulations with which we are currently required to comply. We are unable to estimate the total financial impact of our efforts to comply with these new regulations. The HIPAA regulations expose us to increased regulatory risk if we fail to comply. If we fail to comply with the new regulations, we could suffer civil penalties up to $100 per violation with a maximum penalty of $25,000 per each requirement violated per calendar year and criminal penalties with fines up to $250,000 per violation, and our business could be harmed.

Efforts to regulate the construction, acquisition or expansion of healthcare treatment centers could prevent us from developing or acquiring additional treatment centers or other facilities or renovating our existing treatment centers.

Many states have enacted certificate of need laws which require prior approval for the construction, acquisition or expansion of healthcare treatment centers. In giving approval, these states consider the need for additional or expanded healthcare treatment centers or services. In the states of Kentucky, North Carolina and Rhode Island in which we currently operate, certificates of need must be obtained for capital expenditures exceeding a prescribed amount, changes in capacity or services offered and various other matters. Other states in which we now or may in the future operate may also require certificates of need under certain circumstances not currently applicable to us. We cannot assure you that we will be able to obtain the certificates of need or other required approvals for additional or expanded treatment centers or services in the future. In addition, at the time we acquire a treatment center, we may agree to replace or expand the acquired treatment center. If we are unable to obtain required approvals, we may not be able to acquire additional treatment centers or other facilities, expand the healthcare services we provide at these treatment centers or replace or expand acquired treatment centers.

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

We maintain a significant amount of debt to further our business or growth strategies.

As of December 31, 2004, we had outstanding debt under our third amended and restated senior secured credit facility of $54.0 million. Approximately $48.9 million is available for borrowing in the future. Our significant indebtedness could have adverse consequences and could limit our business as follows:

•	a substantial portion our cash flows from operations may go to repayment of principal and interest on our indebtedness and we would have less funds available for our operations;

•	our senior credit facility contains numerous financial and other restrictive covenants, including restrictions on purchasing assets, selling assets, paying dividends to our shareholders and incurring additional indebtedness;

•	as a result of our debt we may be vulnerable to adverse general economic and industry conditions and we may have less flexibility in reacting to changes in these conditions; or

•	competitors with greater access to capital could have a significant advantage over us.

We may need to raise additional capital, which may be difficult to obtain at attractive prices and which may cause us to engage in financing transactions that adversely affect our stock price.

We may need capital for growth, acquisitions, development, integration of operations and technology and equipment in the future. Any additional capital would be raised through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. Additional capital may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

Our information systems are critical to our business and a failure of those systems could materially harm us.

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our radiation treatment centers with efficient and effective accounting and scheduling systems. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

Our financial results could be adversely affected by the increasing costs of professional liability insurance and by successful malpractice claims.

We are exposed to the risk of professional liability and other claims against us and our radiation oncologists arising out of patient medical treatment at our treatment centers. Malpractice claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums are expected to increase significantly in the near future. Insurance rates vary from state to state. The rising costs of insurance premiums, as well as successful malpractice claims against us or one of our radiation oncologists, could have a material adverse effect on our financial position and results of operations.

It is also possible that our excess liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured.

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

Our financial results may suffer if we have to write-off goodwill.

A portion of our total assets consist of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for 19% and 21% of the total assets on our balance sheet as of December 31, 2003 and 2004, respectively. We may not realize the value of goodwill. We expect to engage in additional transactions that will result in our recognition of additional goodwill. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable, and is therefore impaired. In connection with our evaluation, we recorded an impairment charge of $963,293 in 2002, which was recognized as a cumulative effect of a change in accounting principle, and $284,491 in 2003. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of unamortized goodwill, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

Our failure to comply with laws related to hazardous materials could materially harm us.

Our treatment centers provide specialized treatment involving the use of radioactive material in the treatment of the lungs, prostate, breasts, cervix and other organs. The materials are obtained from, and, if not permanently placed in a patient or used up, returned to, a third-party provider of supplies to hospitals and other radiation therapy practices, which has the ultimate responsibility for its proper disposal. We, however, remain subject to state and federal laws regulating the protection of employees who may be exposed to hazardous material and regulating the proper handling, storage and disposal of that material. Although we believe we are in compliance with all applicable laws, a violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that would have a material adverse effect on us.

Because our principal shareholders and management own a large percentage of our common stock, they will collectively be able to determine the outcome of all matters submitted to shareholders for approval regardless of the preferences of our other shareholders.

As of February 1, 2005 certain of our officers beneficially owned approximately 50.1% of our outstanding common stock and serve on our board of directors. As a result, these persons have a significant influence over the outcome of matters requiring shareholder approval including the power to:

•	elect our entire board of directors;

•	control our management and policies;

•	agree to mergers, consolidations and the sale of all or substantially all of our assets;

•	prevent or cause a change in control; and

•	amend our amended and restated articles of incorporation and bylaws at any time.

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

Sales of substantial amounts of our common stock, by our senior management shareholders could adversely affect our stock price and limit our ability to raise capital.

As of February 1, 2005, our senior management shareholders beneficially owned approximately 51.0% of our common stock. The market price of our common stock could decline as a result of sales by senior management of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

Florida law and certain anti-takeover provisions of our corporate documents and our executive employment agreements could entrench our management or delay or prevent a third party from acquiring us or a change in control even if it would benefit our shareholders.

Our amended and restated articles of incorporation and bylaws and our executive employment agreements contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors prior to pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:

•	10,000,000 shares of blank check preferred stock that may be issued by our board of directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror;

•	a classified board of directors with staggered, three-year terms so that only a portion of our directors are subject to election at each annual meeting;

•	the ability of our board of directors to amend our bylaws without shareholder approval;

•	special meetings of shareholders cannot be called by a shareholder;

•	obligations to make certain payments under executive employment agreements in the event of a change in control; and

•	Florida statutes which restrict or prohibit “control share acquisitions” and certain transactions with affiliated parties and permit the adoption of “poison pills” without shareholder approval.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline. In addition, these provisions may also entrench our management by preventing or frustrating any attempt by our shareholders to replace or remove our current management.

Other than S Corporation distributions and our special distribution, we have not paid dividends and do not expect to in the future, which means that the value of our shares cannot be realized except through sale.

Other than S Corporation distributions to our shareholders, including our special distribution in April 2004 prior to our initial public offering, we have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay dividends on common stock will be made by the board of directors from time to time in the exercise of its business judgment. Furthermore, we are currently restricted from paying dividends by the terms of our senior secured credit facility.

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending December 31, 2005.

In addition, in our system of internal controls we may rely on the internal controls of third parties. In our evaluation of our internal controls, we will consider the implication of our reliance on the internal controls of third parties. Until we have completed our evaluation, we are unable to determine the extent of our reliance on those controls, the extent and nature of the testing of those controls, and remediation actions necessary where that reliance cannot be adequately evaluated and tested.

Forward looking statements. Some of the information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statement are often identified by the use of words such as “may,” “will,” “expect,” “plans,” “believe,” “ anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein under the heading “Risk Factors.” We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934. Rule 10b5-1 allows insiders to adopt written stock trading plans at a time when they are unaware of material non-public information which establish predetermined trading parameters that do not permit the insider to subsequently exercise any influence over how, when or whether to effect trades. During the fourth quarter of 2004, Howard Sheridan, our Chairman, established a pre-approved Rule 10b5-1 purchase plan to acquire up to $2.1 million of our shares and David Koeninger, our Chief Financial Officer, established a pre-approved Rule 10b5-1 sales plan to sell 35,000 shares. Both of these trading plans were entered into with Wachovia Securities, our approved broker. As required by securities laws, completed trades under the trading plans are reported by the individuals on Form 4s filed with the Securities and Exchange Commission. Mr. Koeninger’s trading plan has terminated since 35,000 shares were sold under the plan and as of the date of this report, Dr. Sheridan is our only officer or director with a Rule 10b5-1 trading plan currently in place. Dr. Sheridan’s Rule 10b5-1 purchase plan is scheduled to expire on March 1, 2005 and as of the date of this report 14,475 shares have been purchased under the plan. We anticipate that in the future, as permitted by Rule 10b5-1, some or all of our officers and directors may establish trading plans from time to time. We do not undertake any obligation to update or revise our disclosure regarding current or future trading plans established by our officers and directors.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation—Executive Officers of the Company” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Our board of directors expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct and as applicable, in our Code of Ethics for Senior Financial Officers and Chief Executive Officer (“Code of Ethics”). The Code of Ethics is posted on our website located at www.rtsx.com under the heading “Corporate Governance.” We intend to disclose any amendments to our Code of Ethics and any waiver from a provision of such code, as required by the SEC, on our website within five business days following such amendment or waiver.

Directors

Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 11. Executive Compensation

This information is incorporated by reference to the information contained under the captions “Election of Directors—Information Regarding the Board of Directors—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference to the information contained under the caption “Principal Shareholders and Security Ownership of Management” and “Executive Compensation—Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 13. Certain Relationships and Related Transactions

This information is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference to the information contained under the caption “Ratification of Independent Registered Certified Public Accounting Firm” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

(1) Consolidated Financial Statements:

See Item 8 in this report.

The consolidated financial statements required to be included in Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

(2) Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

(3) Exhibits

The Exhibits are incorporated by reference to the Exhibit Index following this Annual Report on from 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Radiation Therapy Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Radiation Therapy Services, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services, Inc. and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    ERNST & YOUNG LLP

Tampa, Florida

February 14, 2005

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2003	2004
Net patient service revenue	$104,437,893	$129,197,497	$161,349,027
Other revenue	6,682,128	9,482,837	10,024,283

Total revenues	111,120,021	138,680,334	171,373,310
Salaries and benefits	57,248,353	72,145,654	87,059,350
Medical supplies	2,311,782	2,226,288	3,608,467
Facility rent expenses	3,515,606	4,478,720	5,197,531
Other operating expenses	7,194,748	8,689,514	7,560,469
General and administrative expenses	10,475,313	16,400,267	19,671,484
Depreciation and amortization	4,163,183	5,074,478	6,727,376
Provision for doubtful accounts	3,364,538	3,374,587	5,852,325
Interest expense, net	2,614,869	2,052,712	3,435,121
Impairment loss	—	284,491	—

Total expenses	90,888,392	114,726,711	139,112,123

Income before minority interests	20,231,629	23,953,623	32,261,187
Minority interests in net losses (earnings) of consolidated entities	23,373	(7,266)	55,123

Income before cumulative effect of change in accounting principle and income taxes	20,255,002	23,946,357	32,316,310
Cumulative effect of change in accounting principle	(963,293)	—	—

Income before income taxes	19,291,709	23,946,357	32,316,310
Income tax expense	—	—	23,500,285

Net income	19,291,709	23,946,357	8,816,025
Other comprehensive income:
Unrealized (loss) gain on derivative interest rate swap agreements	—	(37,058)	45,748

Comprehensive income	$19,291,709	$23,909,299	$8,861,773

Net income per common share outstanding—basic	$1.16	$1.41	$0.43

Net income per common share outstanding—diluted	$1.06	$1.30	$0.42

Weighted average shares outstanding:
Basic	16,653,542	16,974,471	20,292,117

Diluted	18,265,182	18,470,880	21,031,968

Unaudited Pro forma income data:
Income before income taxes, as reported	$19,291,709	$23,946,357	$32,316,310
Pro forma income taxes	8,105,000	9,579,000	12,926,524

Pro forma net income	$11,186,709	$14,367,357	$19,389,786

Pro forma net income per common share outstanding—basic	$0.67	$0.85	$0.96

Pro forma net income per common share outstanding—diluted	$0.61	$0.78	$0.92

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,606,278	$5,018,608
Marketable securities, at market	—	2,400,000
Accounts receivable, less allowances for uncollectible accounts of $6,983,290 and $8,985,710 at December 31, 2003 and 2004, respectively	22,815,688	25,834,381
Income taxes receivable	—	364,184
Prepaid expenses	2,920,342	2,881,956
Current portion of notes receivable from related parties	122,107	—
Current portion of lease receivable	597,112	653,175
Inventories	802,027	1,064,516
Other	1,136,118	679,703

Total current assets	30,999,672	38,896,523
Notes receivable from related parties, less current portion	540,061	—
Lease receivable, less current portion	1,883,244	1,230,069
Equity investments in joint ventures	1,228,886	1,421,900
Property and equipment, net	65,569,152	83,380,378
Goodwill, net	24,915,162	35,442,050
Intangible assets, net	717,958	1,328,426
Other assets	2,430,531	6,796,870

Total assets	$128,284,666	$168,496,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,464,249	$2,954,935
Accrued expenses	11,865,700	9,482,549
Deferred income taxes	—	1,728,513
Current portion of long-term debt	8,065,406	9,620,333

Total current liabilities	23,395,355	23,786,330
Long-term debt, less current portion	51,745,781	56,482,552
Other long-term liabilities	610,000	710,000
Deferred income taxes	—	16,071,200
Minority interest in consolidated entities	1,561,045	4,104,171

Total liabilities	77,312,181	101,154,253
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized, 17,281,920 and 22,489,314 shares issued and outstanding at December 31, 2003 and 2004, respectively	1,728	2,249
Additional paid-in capital	16,615,798	69,686,507
Retained earnings (deficit)	37,037,178	(587,952)
Notes receivable from shareholders	(2,645,161)	(1,767,531)
Accumulated other comprehensive (loss) income, net of tax	(37,058)	8,690

Total shareholders’ equity	50,972,485	67,341,963

Total liabilities and shareholders’ equity	$128,284,666	$168,496,216

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income	$19,291,709	$23,946,357	$8,816,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,030,916	4,920,263	6,474,120
Amortization	132,267	154,215	253,256
Write down of machine parts inventory	—	—	1,222,745
Deferred income tax provision	—	—	17,799,713
Stock based compensation	—	—	407,918
Loss on investment	100,000	—	—
Impairment loss on goodwill	—	284,491	—
Cumulative effect of change in accounting principle	963,293	—	—
Provision for bad debts	3,364,538	3,374,587	5,852,325
Loss on the sale of property and equipment	216,108	16,178	91,807
Unrealized gain on interest rate swap agreements	(799,902)	—	—
Minority interest in net (losses) earnings of consolidated entities	(23,373)	7,266	(55,123)
Write off of loan costs	—	—	335,734
Equity interest in net income of joint ventures	(25,140)	(8,943)	(193,014)
Changes in operating assets and liabilities:
Accounts receivable	(9,049,495)	(8,043,956)	(8,871,018)
Income taxes receivable	—	—	(364,184)
Inventories	(322)	14,631	(262,489)
Prepaid expenses	(618,789)	(1,396,381)	30,234
Accounts payable	357,402	1,467,268	(992,972)
Accrued expenses	4,218,504	2,550,623	(2,345,910)

Net cash provided by operating activities	22,157,716	27,286,599	28,199,167
Cash flows from investing activities
Purchases of property and equipment	(10,697,521)	(9,790,934)	(16,917,861)
Acquisition of radiation centers	(7,642,488)	(12,078,122)	(8,069,302)
Proceeds from sale of property and equipment	253,012	1,458,807	951,010
(Issuance) receipts of principal payments on notes receivable from shareholders	—	(662,168)	662,168
Purchases of marketable securities, net	—	—	(2,400,000)
Change in lease receivable	490,241	454,647	597,112
Change in other assets	402,447	(123,903)	(56,674)

Net cash used in investing activities	(17,194,309)	(20,741,673)	(25,233,547)
Cash flows from financing activities
Proceeds from issuance of debt	14,151,363	13,700,000	59,100,000
Principal repayments of debt	(6,225,525)	(10,857,033)	(61,331,299)
Proceeds from public offering of common stock, net of expenses	—	—	46,781,061
Proceeds from issuance of common stock	54,418	50,202	37,905
Proceeds from investment by minority interest holder in consolidated entities	135,000	—	—
Purchase of treasury stock	(671,000)	—	—
Proceeds from exercise of stock options	580,961	1,008,715	2,316,346
Payments of notes receivable from shareholders	159,619	358,769	877,630
Distributions to shareholders	(10,000,000)	(12,130,000)	(46,441,155)
Payments of loan costs	(551,704)	(363,711)	(1,893,778)

Net cash used in financing activities	(2,366,868)	(8,233,058)	(553,290)

Net increase (decrease) in cash and cash equivalents	2,596,539	(1,688,132)	2,412,330
Cash and cash equivalents, beginning of year	1,697,871	4,294,410	2,606,278

Cash and cash equivalents, end of year	$4,294,410	$2,606,278	$5,018,608

- Continued on next page -

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Supplemental disclosure of cash flow information
Interest paid	$2,176,287	$2,473,162	$3,994,528

Income taxes paid, net	$—	$—	$5,975,000

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$—	$5,014,097	$6,297,222

Recorded non-cash contribution of capital by minority interest holder	$—	$—	$2,598,249

Recorded capital lease obligations related to the acquisition of radiation center assets	$—	$—	$2,225,775

Recorded obligation related to the acquisition of radiation center assets	$—	$—	$273,600

Issuance of common stock for the acquisition of Devoto Construction, Inc.	$—	$—	$3,528,000

Recorded related party payable relating to construction in process and building improvement costs	$—	$—	$310,058

Recorded lease receivable related to assets under capital lease	$—	$85,000	$—

Issuance of a promissory note plus accrued interest for purchase of shares	$—	$521,285	$—

Cancellation of notes receivable from shareholder for purchase of treasury stock	$—	$709,800	$—

Issuance of note payable for acquisition of radiation center assets	$3,000,000	$—	$—

Issuance of common stock for acquisition of radiation center assets	$300,000	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity

	Shares	Amount					Shares	Amount

Balance, January 1, 2002	16,397,863	$1,639	$13,790,286	$16,946,332	$(2,157,179)	$—	—	$—	$28,581,078
Net income	—	—	—	19,291,709	—	—	—	—	19,291,709
Distributions to shareholders	—	—	—	(10,000,000)	—	—	—	—	(10,000,000)
Issuance of common stock	317,763	32	1,773,986	—	(1,419,600)	—	—	—	354,418
Payment of notes receivable from shareholders	—	—	—	—	159,619	—	—	—	159,619
Purchase of treasury stock, at cost	—	—	—	—	—	—	(50,000)	(671,000)	(671,000)
Exercise of stock options	272,388	27	580,934	—	—	—	—	—	580,961
Retirement of treasury stock	(91,500)	(9)	(174,991)	(496,000)	—	—	50,000	671,000	—

Balance, December 31, 2002	16,896,514	1,689	15,970,215	25,742,041	(3,417,160)	—	—	—	38,296,785
Net income	—	—	—	23,946,357	—	—	—	—	23,946,357
Distributions to shareholders	—	—	—	(12,130,000)	—	—	—	—	(12,130,000)
Issuance of common stock	5,984	1	50,201	—	—	—	—	—	50,202
Payment of notes receivable from shareholders	—	—	—	—	358,769	—	—	—	358,769
Unrealized loss on interest rate swap agreement	—	—	—	—	—	(37,058)	—	—	(37,058)
Purchase of treasury stock, at cost	—	—	—	—	709,800	—	(70,000)	(1,231,085)	(521,285)
Exercise of stock options	507,522	51	1,305,234	—	(296,570)	—	—	—	1,008,715
Retirement of treasury stock	(128,100)	(13)	(709,852)	(521,220)	—	—	70,000	1,231,085	—

Balance, December 31, 2003	17,281,920	1,728	16,615,798	37,037,178	(2,645,161)	(37,058)	—	—	50,972,485
Net income	—	—	—	8,816,025	—	—	—	—	8,816,025
Distributions to shareholders	—	—	—	(46,441,155)	—	—	—	—	(46,441,155)
Issuance of common stock	3,303	1	37,904	—	—	—	—	—	37,905
Payment of notes receivable from shareholders	—	—	—	—	877,630	—	—	—	877,630
Unrealized gain on interest rate swap agreement, net	—	—	—	—	—	45,748	—	—	45,748
Exercise of stock options	932,706	93	2,316,253	—	—	—	—	—	2,316,346
Issuance of common stock in initial public offering, net of expenses	4,000,000	400	46,780,661	—	—	—	—	—	46,781,061
Compensation to outside consultants	—	—	407,918	—	—	—	—	—	407,918
Issuance of common stock in connection with the acquisition of Devoto Construction, Inc.	271,385	27	3,527,973	—	—	—	—	—	3,528,000

Balance, December 31, 2004	22,489,314	$2,249	$69,686,507	$(587,952)	$(1,767,531)	$8,690	—	$—	$67,341,963

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. Organization

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develop and operate radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, North Carolina and Rhode Island.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the general partner of such entities.

In December 2003, the Financial Accounting Standards Board issued revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which requires that companies consolidate variable interest entities if they are the primary beneficiaries of the activities of those entities. Companies are generally required to apply FIN No. 46R immediately for all variable interest entities created after January 31, 2003 and by the end of the first quarter 2004 for all other entities for which it is the primary beneficiary. The Company provides administrative services for a fee to certain radiation oncology practices in certain states with laws that prohibit business corporations from providing, or holding themselves out as providers of medical care. Fees are based upon the estimated costs of the services performed plus a profit margin. As of December 31, 2003, and 2004 the Company operated in these states providing administrative services for a fee to radiation oncology practices pursuant to long-term management agreements ranging from 20 to 25 years. Pursuant to the administrative services agreements, the radiation oncology practices are each solely responsible for all aspects of the practice of medicine and patient care as defined by their respective state. The Company provides administrative and other support services.

During 2003, the Company determined that these radiation oncology practices are variable interest entities as defined by FIN No. 46R, and that it has a variable interest in each of these practices through its administrative services agreements. The Company also determined that through its variable interests in these practices, it would absorb a majority of the net losses, if they occur.

Based on these determinations, the Company has included the radiation oncology practices in its consolidated financial statements for all periods presented. The result of the consolidation is an increase in revenue and a corresponding increase in expenses and minority interest, thereby resulting in no significant impact on net income, earnings per share or cash flows. All significant intercompany accounts and transactions within the Company have been eliminated.

Accounting Change

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which resulted in a cumulative effect of an accounting change of $963,293 for the year ended December 31, 2002.

Pro forma statements of income data

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and became subject to taxation as a C corporation. The Company is now subject to federal and

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million during the year ended December 31, 2004. Pro forma net income and pro forma net income per share are based on the assumption that the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40%.

Public offering of common stock and recapitalization

On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $46.8 million, approximately $44.1 million was used to repay outstanding indebtedness under the Company’s senior secured credit facility, and approximately $2.8 million was used to repay outstanding indebtedness to certain directors, officers and related parties.

On May 28, 2004 the Board of Directors declared a 1.83 for 1 forward common stock split for shareholders of record on that date. In addition, the Board of Directors approved an increase in the authorized shares of the Company’s common stock to 75,000,000 shares, $0.0001 par value, and 10,000,000 shares of preferred stock, $0.0001 par value. All stock related data in the consolidated financial statements reflect the stock split for all periods presented.

Net Patient Service Revenue and Allowances for Contractual Discounts

The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. The Company also has agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in the Company’s consolidated financial statements are recorded at the amount that is expected to be received.

The Company derives a significant portion of its revenues from Medicare, Medicaid, and other payors that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statement of income and comprehensive income.

During 2002, 2003, and 2004, approximately 54%, 55%, and 53% respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Revenues

The cost of revenues for each of the years ended December 31, 2002, 2003 and 2004, are approximately $63,819,000, $79,816,000, and $94,751,000, respectively.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of shareholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

Accounts Receivable and Allowances for Uncollectible Accounts

Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for uncollectible accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $9,100,000 and $10,000,000 of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2003 and 2004, respectively. The credit risk for other concentrations of receivables is limited due to the large number of insurance companies and other payors that provide payments for services. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risk in the collection of its accounts receivable.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in Federal and state governmental healthcare coverage and other collection indicators. The primary tool used in management’s assessment is an annual, detailed review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

A summary of the activity in the allowance for uncollectible accounts is as follows:

	Year Ended December 31,
	2002	2003	2004
Balance, beginning of year	$6,283,949	$6,864,807	$6,983,290
Additions charged to provision for bad debts	3,364,538	3,374,587	5,852,325
Accounts receivable written off (net of recoveries)	(2,783,680)	(3,256,104)	(3,849,905)

Balance, end of year	$6,864,807	$6,983,290	$8,985,710

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair market value of net assets acquired by the Company in business combinations. On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

frequently if impairment indicators arise, for impairment. Prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 25 years through December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002.

The Company completed its transitional impairment test under SFAS No. 142 as of January 1, 2002, based on projected cash flows of the business. Due to an increase in competition and the presence of capitation arrangements with third party payors, operating profits and cash flows were lower than expected for certain locations. Based on the earnings forecast for these markets, a goodwill impairment loss of $963,293 was recognized. The impairment loss resulting from the transitional impairment test was recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment losses, if any, will be reflected in income before minority interests. For the year ended December 31, 2003, the Company recorded an impairment loss of $284,491 due to increased competition in a specific practice within a regional market. No impairment loss was recognized for the year ended December 31, 2004.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreement (which typically ranges from five to ten years) using the straight-line method.

Interest Rate Swap Agreements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that are not hedges must be adjusted to fair value through operating results. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate Senior Credit Facility (see Note 10). The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the consolidated statements of income. The related accrued receivable or payable is included in other assets or accrued expenses.

On March 31, 2003, the Company entered into an interest rate swap agreement to hedge the effect of changes in interest rates on a portion of its floating rate Senior Credit Facility (Note 10). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to a particular risk). The notional amount of the swap agreement is $6.6 million. The effect of this agreement is to fix the interest rate exposure to 2.03% plus a margin on $6.6 million of the Company’s Senior Credit Facility. The interest rate swap agreement expires in March 2005. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counter parties. The fair value of the Company’s interest rate swap agreements at December 31, 2004 is an asset of $8,690 and is included in other current assets in the accompanying consolidated balance sheets. At December 31, 2003, the fair value of the Company’s interest rate

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swap agreement is a liability of $37,058 which is included in accrued expenses in the accompanying consolidated balance sheets. There were no amounts recorded in the income statement related to the interest rate swap agreement due to hedge ineffectiveness.

Professional and General Liability Claims

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. Prior to October 2003, the Company maintained insurance for individual malpractice claims up to $3 million and aggregated claims up to $5 million on a claims made basis. Effective October 2003, the Company maintained insurance for the majority of its physicians up to $1 million on individual malpractice claims and $3 million on aggregated claims on a claims made basis. Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends and other actuarial assumptions in determination of reserve estimates.

Actuarial calculations include a large number of variables that may significantly impact the estimate of ultimate losses that are recorded during a reporting period. Professional judgment is used by the actuary in determining the loss estimate, by selecting factors that are considered appropriate by the actuary for the Company’s specific circumstances. Changes in assumptions used by the Company’s actuary with respect to demographics, industry trends and judgmental selection of factors may impact the Company’s recorded reserve levels.

The reserve for professional and general liability claims as of the balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional liability claims was $1,215,000, at December 31, 2003 and 2004.

Minority Interest in Consolidated Entities

The Company currently maintains a 90% equity interest in two treatment center facilities in Northwest Baltimore, Maryland and Louisville, Kentucky and a 62% interest in a treatment center facility in Woonsocket, Rhode Island. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates the treatment centers. The minority interest represents the equity interests of outside investors in the equity and results of operations of the consolidated entities.

In addition, in accordance with FIN No. 46R, the Company consolidates certain radiation oncology practices where the Company provides administrative services pursuant to long-term management agreements. The minority interests in these entities represent the interests of the physician owners of the oncology practices in the equity and results of operations of the consolidated entities.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventories

Inventories consist of parts and supplies used for repairs and maintenance of equipment owned or leased by the Company. Inventories are valued at the lower of cost or market. The cost of parts and supplies is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation and are depreciated over their estimated useful lives utilizing the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Amortization of leased assets is included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments are capitalized.

Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	39 years
Office, computer and telephone equipment	5-10 years
Medical and medical testing equipment	5-10 years
Automobiles and vans	5 years

The weighted average useful life of medical and medical testing equipment is 8.9 years.

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, changes in legislation and other payor payment patterns. These assumptions vary by type of facility.

During the third quarter of 2004, the Company recorded a charge of $1.2 million for the write down to fair value of certain of our analog linear accelerators and treatment simulators. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. This amount is included in general and administrative expenses in the statement of income and comprehensive income for the year ended December 31, 2004.

New Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”), which is a revision of FASB Statement No. 123 “Accounting for Stock

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based Compensation” (“Statement 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends FAS Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company expects to adopt Statement 123 (R) on July 1, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position.

FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will determine which method to adopt prior to the effective date of FAS 123(R).

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2002, 2003 and 2004.

As permitted by Statement 123, the Company currently accounts for share-based payments using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United Sates are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains and losses on an interest rate swap agreement accounted for as a cash flow hedge. This loss reduced shareholders’ equity on a consolidated basis by $37,058 during the year ended December 31, 2003 and increased shareholders’ equity by $45,748 during the year ended December 31, 2004.

Income Taxes

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and become subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual shareholders included their pro rata portion of the Company’s taxable

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income in their personal income tax returns. Accordingly, through June 14, 2004, the Company was not subject to federal and certain state corporate income taxes. The Company is now subject to federal and state income taxes at prevailing corporate rates.

Stock-Based Compensation

The Company maintains a Stock Option Plan (the Plan), which is described more fully in Note 14. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value method of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

The Company follows SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, for our stock option grants to non-employees. As such, the Company measures compensation expense as the services are performed and recognize the expense ratably over the service period. Prior to vesting, the Company recognizes expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of our options prior to the vesting date will be recognized in the period of the option value increase.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows:

	Year Ended December 31,
	2002	2003	2004
Pro forma net income as reported	$11,186,709	$14,367,357	$19,389,786
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(211,952)	(153,596)	(1,436,678)

Adjusted pro forma net income	$10,974,757	$14,213,761	$17,953,108

Adjusted net income or pro forma net income per share:
Basic—pro forma as reported	$0.67	$0.85	$0.96

Basic—adjusted pro forma	$0.66	$0.84	$0.88

Diluted—pro forma as reported	$0.61	$0.78	$0.92

Diluted—adjusted pro forma	$0.60	$0.77	$0.86

Adjusted pro forma weighted average common shares outstanding—basic	16,653,542	16,974,471	20,292,117

Adjusted pro forma weighted average common and common equivalent shares outstanding—diluted	18,211,083	18,424,224	20,830,244

Weighted average fair value of option grants	$2.41	$—	$4.77

The fair value of each option grant was estimated on the date of grant using the Minimum Value option pricing model for 2002. No options were granted in 2003. For 2004, the fair value of each option grant was estimated on the

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant using the Black Scholes Model with the following assumptions: risk free interest rate of 3.14% and 4.02% for December 31, 2002 and 2004, respectively; no dividend yield; expected life of 6.4, and 5.0 years, for December 31, 2002 and 2004 respectively; and volatility of 0% and 30% for December 31, 2002 and 2004, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, marketable securities, accounts receivable and accounts payable, approximate their fair values due to the short-term maturity of these instruments.

The majority of the Company’s long-term debt has a floating interest rate and, therefore, the carrying amount approximates fair value at December 31, 2003 and 2004.

Segments

The Company’s business of providing healthcare services to patients comprises a single reportable operating segment under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

3. Earnings per share

Diluted earnings per common and common equivalent share have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the respective periods. The weighted average common and common equivalent shares outstanding have been adjusted to include the number of shares that would have been outstanding if vested “in the money” stock options had been exercised, at the average market price for the period, with the proceeds being used to buy back shares (i.e., the treasury stock method). Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying consolidated financial statements:

	December 31,
	2002	2003	2004
Weighted average common shares outstanding—basic	16,653,542	16,974,471	20,292,117
Effect of dilutive options	1,611,640	1,496,409	739,851

Weighted average common and common equivalent shares outstanding—diluted	18,265,182	18,470,880	21,031,968

4. Marketable Securities

Marketable securities classified as available-for-sale consisted of the following:

	December 31,
	2003	2004
Municipal bonds, cost	$—	$2,200,000
Municipal bonds, fair value	—	2,200,000

Unrealized gain (loss)	—	—

Preferred stock, cost	—	200,000
Preferred stock, fair value	—	200,000

Unrealized gain (loss)	—	—

Net unrealized gain (loss)	$—	$—

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, 100 percent of the company’s municipal bonds are invested in obligations of individual states and political subdivisions. Approximately 11 percent of the Company’s municipal bonds mature within one year, and the remainder have maturities greater than ten years.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2004
Land	$4,518,618	$5,423,504
Buildings and leasehold improvements	27,718,589	35,229,140
Office, computer and telephone equipment	7,792,178	10,619,229
Medical and medical testing equipment	51,569,967	63,502,775
Automobiles and vans	1,488,551	1,530,301

	93,087,903	116,304,949
Less accumulated depreciation	(28,852,215)	(34,553,965)

	64,235,688	81,750,984
Construction in progress	1,333,464	1,629,394

	$65,569,152	$83,380,378

6. Capital Lease Arrangements

The Company is the lessor of medical equipment under various capital lease arrangements. The lease terms are for seven years, at which time the lessee can purchase the equipment at an agreed upon amount.

The components of the investment in sales-type leases are as follows:

	December 31,
	2003	2004
Minimum lease receivable	$2,931,036	$2,137,830
Less unearned interest income	(450,680)	(254,586)

Net investment in sales-type leases	2,480,356	1,883,244
Less current portion	(597,112)	(653,175)

	$1,883,244	$1,230,069

The aggregate amount of scheduled payments on lease receivables consist of the following at December 31, 2004:

2005	$793,206
2006	727,640
2007	456,894
2008	134,850
2009	15,144
Thereafter	10,096

$2,137,830

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

	December 31,
	2003	2004
Equipment	$5,795,747	$14,023,342
Less: accumulated depreciation	(402,633)	(1,327,859)

	$5,393,114	$12,695,483

Depreciation expense relating to capital leased equipment was approximately $417,000, $364,000 and $925,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

7. Goodwill and Intangible Assets

Intangible assets consist of the following:

	December 31, 2003
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$1,042,550	$(324,592)	$717,958

	December 31, 2004
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$1,722,550	$(575,348)	$1,147,202
Other licenses	35,000	(2,500)	32,500

	1,757,550	(577,848)	1,179,702

Intangible assets not subject to amortization (indefinite-lived)
Certificate of need licenses	148,724	—	148,724

	$1,906,274	$(577,848)	$1,328,426

Amortization expense relating to intangible assets was approximately $132,000, $154,000 and $253,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Estimated future amortization expense is as follows at December 31, 2004:

For year ended December 31, 2005	$543,256
For year ended December 31, 2006	383,256
For year ended December 31, 2007	143,256
For year ended December 31, 2008	69,681
For year ended December 31, 2009	32,755

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2002	2003	2004
Balance, beginning of year	$10,496,399	$16,956,232	$24,915,162
Goodwill recorded during the year	7,423,126	8,243,421	10,526,888
Impairment losses	(963,293)	(284,491)	—

Balance, end of year	$16,956,232	$24,915,162	$35,442,050

8. Acquisitions

Effective January 2002, the Company acquired the operations and assets of six radiation therapy centers in western North Carolina. The Company determined that the North Carolina region is a favorable marketplace due to the existing laws in the state, which require a Certificate of Need (CON) in order to provide healthcare services. The CON provides a level of protection from new competitors entering the marketplace. The acquisition was accounted for as a purchase. The fair value of the assets acquired, including intangible assets, was approximately $10,900,000. The purchase price was allocated to tangible assets of $3,102,000; $375,000 as a noncompete amortized over seven years and goodwill of $7,423,000. The consideration given for the acquisition included $7,450,000 cash, 54,142 shares of the Company’s stock valued at $300,000, $150,000 of direct acquisition costs, and $3,000,000 in notes payable to the seller ($2,000,000 due in 2003 and $1,000,000 due in 2004). In addition to the $10,900,000, the purchase arrangement included a $1,000,000 deferred purchase price contingent on maintaining a level of patient treatments, payable one year from the date of closing. In January 2003, the Company paid the deferred purchase price, as the patient levels were maintained, resulting in an increase to goodwill of $1,000,000.

Effective July 2003, the Company acquired the assets of a radiation therapy center in western North Carolina. The purchase price was approximately $1,200,000 and was paid in cash. The purchase price was allocated to tangible assets of $225,000, and goodwill of $975,000.

Effective August 2003, the Company acquired the operations and assets of a radiation therapy center in Key West, Florida. The purchase price was approximately $285,000 and was paid in cash. The purchase price was allocated to tangible assets of $45,000, and $240,000 as a non-compete amortized over five years.

Effective September 2003, the Company acquired the operations and assets of two radiation therapy centers and purchased a 90% investment interest in a third radiation therapy center in Kentucky. The Company determined that the purchases of the three radiation therapy centers provided an entry into the Midwest with the potential to add value in providing advanced treatment services to the community. The purchase price was approximately $6,358,000 and was paid in cash. The purchase price was allocated to tangible assets of $2,775,000 and goodwill of $3,583,000.

Effective December 2003, the Company acquired the operations and assets of a radiation therapy center in Dothan, Alabama. The Company determined that the Alabama region is a favorable marketplace due to the existing laws in the state, which require a CON in order to provide healthcare services. The CON provides a level of protection from new competitors entering the marketplace. The purchase price was approximately $3,236,000 and was paid in cash. The purchase price was allocated to tangible assets of $551,000 and goodwill of $2,685,000.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 23, 2004 the Company acquired the assets of Devoto Construction, Inc., which was owned by certain directors and officers for approximately $3,528,000 through the issuance of 271,385 shares of the Company’s common stock. Devoto Construction, Inc. performs remodeling and real property improvements at the Company’s medical facilities and specializes in the construction of radiation medical facilities. The purchase of Devoto Construction, Inc. was a strategic fit for the Company as it continues to expand its operations into new markets. The purchase price was allocated to net tangible assets of $4,000, an intangible asset of $35,000 amortized over 7 years and goodwill of $3,489,000.

On September 21, 2004 the Company acquired the operations and medical and office equipment of two radiation centers in New Jersey. The Company determined that the purchase provided an entry into the state of New Jersey with the potential to add value in providing advanced treatment services to the community. The Company also completed the purchase of a third center in Willingboro, New Jersey, on October 18, 2004, completing the acquisitions of the planned three centers in that state. The fair value of the assets acquired, including intangible assets, was approximately $10,569,000. The purchase price was allocated to tangible assets of $2,851,000; $680,000 as a non-compete amortized over eighteen to twenty four months and goodwill of $7,038,000. The consideration given for the acquisition included $7,909,000 cash, payments of direct costs relating to due diligence of $160,000, the assumption of capital lease financing of $2,226,000, and the assumption of $100,000 in liability for assuming a physician employment contract and other liabilities of $174,000. In addition, the purchase of the third center includes a deferred purchase price contingent on maintaining a certain level of earnings before interest, taxes, depreciation and amortization and providing for payment of a certain percentage over the base level annually during the following three fiscal years. This amount if paid, will increase goodwill for the acquisition.

Allocation of Purchase Price

The purchase prices of these transactions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of acquisition. The following table summarizes the allocations of the aggregate purchase price of the acquisitions, including assumed liabilities and direct transaction costs.

	2002	2003	2004
Fair value of assets acquired excluding cash:
Accounts receivable, net	$—	$444,000	$—
Inventories	160,000	15,000	—
Other current assets	9,000	35,000	—
Other non-current assets	—	120,000	201,000
Property and equipment	2,933,000	3,256,000	2,654,000
Intangible assets	375,000	240,000	715,000
Goodwill	8,423,000	7,243,000	10,527,000
Current liabilities	—	(100,000)	—
Minority interest	—	(174,000)	—

	$11,900,000	$11,079,000	$14,097,000

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

Significant components of the income tax provision for the year ended December 31, 2004 are as follows:

Current provision:
Federal	$5,026,750
State	673,822
Deferred provision:
Federal	16,223,697
State	1,576,016

Total income tax provision	$23,500,285

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the year ended December 31, 2004 follows:

Federal statutory rate	35.0%
State income taxes, net of federal income tax benefit	3.4
Income tax effect attributable to portion of year the Company was recognized as an S-Corporation for federal income tax purposes	(20.0)
Income tax effect of conversion from an S-Corporation to a C-Corporation	54.1
Other	0.2

Total income tax provision	72.7%

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2004:

Deferred income tax assets:
Provision for doubtful accounts	$2,114,098
State net operating loss carryforwards	227,933
Other	735,703

3,077,734
Less: Valuation allowance	—

Net deferred income tax assets	$3,077,734

Deferred income tax liabilities:
Property and equipment	$(13,000,386)
Intangible assets	(1,388,709)
Income tax effect of conversion from an S-Corporation to a C-Corporation	(4,071,185)
Prepaid expense	(735,062)
Partnership interests	(1,682,105)

Total deferred tax liabilities	(20,877,447)

Net deferred income tax liabilities	$(17,799,713)

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, state net operating loss carryforwards (expiring in years 2011 through 2024) available to offset future taxable income approximated $4.2 million (primarily in Florida and New Jersey). Utilization of net operating loss carryforwards in any one year may be limited.

10. Long-Term Debt

The Company is obligated under long-term debt agreements as follows:

	December 31,
	2003	2004
$135,000,000 Senior Credit Facility with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. At December 31, 2003 and 2004, interest rates were at LIBOR and prime plus applicable margin, ranging from 3.14% to 4.50% and 4.31% to 5.5%, respectively, due at various maturity dates through April 2007	$51,927,000	$54,016,000

Note payable to related parties, uncollateralized, with interest payable monthly at prime, due on demand with 60 days notice	569,000	—

Notes payable to shareholders, uncollateralized, with an interest rate at 8%, due at various maturity dates through December 2004	1,465,491	—

Capital leases payable with various monthly payments plus interest at rates ranging from 4.1% to 11.4%, due at various maturity dates through September 2011 and collateralized by leasehold improvements and medical equipment with a net book value of $5,393,114 and $12,695,483 at December 31, 2003 and 2004, respectively	5,337,254	12,086,885

Note payable to a former shareholder for the purchase of shares, uncollateralized with quarterly interest payments at prime (5.25% at December 31, 2004), due August 2006	512,442	—

	59,811,187	66,102,885
Less current portion	(8,065,406)	(9,620,333)

	$51,745,781	$56,482,552

Maturities under the obligations described above are as follows at December 31, 2004:

2005	$9,620,333
2006	9,754,728
2007	42,707,128
2008	2,498,063
2009	1,040,702
Thereafter	481,931

$66,102,885

At December 31, 2003 and 2004, the prime interest rate was 4.00% and 5.25%, respectively.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Company refinanced the Senior Credit Facility, extended the maturity to April 15, 2007, increased the availability of the commitment and modified certain covenant and other provisions. The restated Senior Credit Facility provides for $95 million in availability consisting of a $70 million revolving line of credit and a $25 million term loan (Term A Loan) with quarterly repayment obligations of $1.25 million.

Borrowings under this restated Senior Credit Facility bear interest at either the LIBOR or Prime plus various applicable margins ranging from 25 basis points to 250 basis points, which are based upon financial covenant ratio tests. The Senior Credit Facility includes various restrictive covenants, including restrictions on certain types of additional indebtedness, investments, asset sales, capital expenditures, dividends, contingent obligations, transactions with affiliates, changes in corporate structure, and fundamental changes. The covenants also require maintenance of various ratios regarding leverage levels and debt service coverage.

In March 2004, the Company refinanced its Senior Credit Facility to add a Term B loan in the amount of $40 million. The Term B loan of $40 million was used to pay a one-time special distribution to the Company’s shareholders in April 2004. In addition to the increased borrowing of $40 million, the Senior Credit Facility was revised to incorporate the prior amendments to the agreement. The Senior Credit facility was also updated to revise certain financial covenants and adjust the interest rate spread on the Company’s base or LIBOR borrowings. With respect to the Term B borrowing, the interest rate spread applicable to base rate loans and LIBOR loans are 2.25% and 3.75%, respectively. With respect to the Senior Credit facility, the interest rate spread on either base or LIBOR ranges from 0.25% to 3.25%, based upon certain financial covenant tests. The Term B portion of the Senior Credit Facility matures on March 31, 2009 and includes quarterly principal payments of $500,000 beginning June 30, 2004 through March 31, 2007, $4 million through March 31, 2008 and $4.5 million through December 31, 2008.

On October 8, 2004 the Company amended its third amended and restated senior secured credit facility principally to pay off the remaining balance of the designated Term B portion and increase its revolving credit commitment from $70 million to $80 million. The transaction included paying off the $22.8 million remaining on the designated Term B portion by increasing the Term A loan to $25 million and drawing on the revolver. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. Borrowings at LIBOR plus a spread range from 175 to 300 basis points and borrowings at a specified base rate plus a spread range from 25 to 150 basis points. The amendment modified the mandatory quarterly principal payments on the Term A loan from $1.25 million to $1.75 million. The additional deferred financing costs incurred of approximately $241,000 will be expensed over the remaining period of the Term A loan maturing on April 15, 2007.

11. Joint Ventures

In June 1998, the Company entered into a joint venture with a hospital for the ownership of assets used for the delivery of radiation oncology services. The Company currently owns 37% of the joint venture entity and provides certain administrative and technical services to the hospital which operates the radiation therapy program. The hospital owns 55.5% of the joint venture entity.

In June 2001, the Company entered into a joint venture with a freestanding center. The Company owns 50% of the joint venture entity and provides certain administrative and technical services to the center.

The Company utilizes the equity method to account for its investments in the joint ventures. At December 31, 2003 and 2004, the Company’s investments in the joint ventures were approximately $1.2 million and $1.4 million, respectively.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed financial position and results of operations of the joint venture entities are as follows:

	December 31,
	2003	2004
Total assets	$6,763,516	$5,410,395

Liabilities	$3,499,744	$2,607,875
Shareholders’ equity	3,263,772	2,802,520

Total liabilities and shareholders’ equity	$6,763,516	$5,410,395

	Year Ended December 31,
	2002	2003	2004
Revenues	$3,077,206	$3,081,333	$3,289,998
Expenses	3,026,926	3,063,447	2,903,971

Net income	$50,280	$17,886	$386,027

A summary of the changes in the equity investment in the joint ventures is as follows:

Balance at January 1, 2002	$1,194,803
Equity interest in net income of joint ventures	25,140

Balance at December 31, 2002	1,219,943
Equity interest in net income of joint ventures	8,943

Balance at December 31, 2003	1,228,886
Equity interest in net income of joint ventures	193,014

Balance at December 31, 2004	$1,421,900

12. Commitments and Contingencies

Letter of Credit

The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of $300,000 to serve as security for the performance of the assignees’ obligations under the lease.

Lease Commitments

The Company is obligated under various operating leases for office space and medical equipment. Total lease expense incurred under these leases was approximately $4,870,000, $6,355,000, and $7,163,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Future fixed minimum annual lease commitments are as follows at December 31, 2004:

	Commitments	Less Sublease Rentals	Net Rental Commitments
2005	$7,633,083	$564,483	$7,068,600
2006	7,610,099	581,417	7,028,682
2007	6,331,029	598,860	5,732,169
2008	5,473,645	616,825	4,856,820
2009	5,268,019	635,330	4,632,689
Thereafter	19,539,480	2,844,585	16,694,895

	$51,855,355	$5,841,500	$46,013,855

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third-party payors, including managed care contracts, whose ability to pay for services rendered is dependent on their financial condition.

Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On September 21, 2004 a lawsuit was filed by the Kissel Family Trust against the Company and certain directors and officers in the United States District Court, Middle District of Florida (Civil Action No. 2:04-CV-470-FtM-29.SPC). The complaint purported to be a class action on behalf of all persons who purchased the Company’s common stock between June 17, 2004 and September 8, 2004. On December 10, 2004 an order was entered by the court dismissing this action without prejudice in response to a notice of voluntary dismissal without prejudice filed by counsel for the Kissel Family Trust. The Company did not pay any consideration or compensation to the Kissel Family Trust or their counsel in connection with this voluntary dismissal.

Acquisitions

The Company has acquired and plans to continue acquiring businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Employment Agreements

The Company is party to employment agreements with several of its employees that provide for annual base salaries, targeted bonus levels, severance pay under certain conditions and certain other benefits.

Tax Indemnification Agreements

Prior to the consummation of the Offering, the Company entered into an S Corporation Tax Allocation and Indemnification Agreements (the Tax Agreements) with its current shareholders relating to their respective income tax liabilities. Because the Company will be fully subject to corporate income taxation after the consummation of the Offering, the reallocation of income and deductions between the periods during which the

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company was treated as an S corporation and the periods during which the Company will be subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Accordingly, the Tax Agreements are intended to include provisions such that taxes are borne by the Company, on the one hand, and the shareholder, on the other, only to the extent that such parties were required to report the related income for tax purposes.

Development Agreement

The Company has a commitment to develop a radiation therapy center with a land partnership owned by certain of the Company’s shareholders. The construction and development of the radiation therapy center is expected to be completed in 2005.

13. Retirement Plan

The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pre-tax basis through contributions to the Retirement Plan. The Company matches a portion of these contributions based upon the employee’s length of service. The Company’s matching contribution for the years ended December 31, 2002, 2003 and 2004 was $288,000, $400,000, and $415,000, respectively.

14. Stock Purchase and Option Plans

Stock Purchase Agreements

The Company periodically enters into stock purchase agreements with certain employees. During 2002, the Company issued 256,200 shares of common stock and received notes in the amount of $1,419,600 due at various dates through April 15, 2010. During 2003, the Company issued 86,010 shares of common stock for the exercise of an employee’s stock options and received a note in the amount of $296,570 due January 5, 2007. During 2004, no shares of common stock were issued in receipt of a note. The notes are full recourse notes and are presented in the shareholders’ equity section of the consolidated balance sheets as a reduction in shareholders’ equity.

Stock Option Plan

In August 1997, the Board of Directors approved and adopted the 1997 Stock Option Plan (the 1997 Plan). The 1997 Plan, as amended in July 1998, authorizes the issuance of options to purchase up to 3,660,000 shares of the Company’s common stock. Under the 1997 Plan, options to purchase common stock may be granted until August 2007. Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over five years and expire ten years after the date of grant. The 1997 Plan provides for acceleration of exercisability of the options upon the occurrence of certain events relating to a change of control, merger, sale of assets or liquidation of the Company. The 1997 Plan permits the issuance of either Incentive Stock Options or Nonqualified Stock Options.

In April 2004, our Board of Directors adopted the 2004 Stock Incentive Plan (2004 Option Plan) under which the Company has authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors and consultants. In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes (i) 1,141,922 shares that were

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserved but unissued under the 1997 Plan (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of our fiscal year;

•	1,000,000 shares; or

•	an amount our board may determine.

Pursuant to the 2004 Option Plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2004 Option Plan have been granted to Company employees at the fair market value of the underlying shares on the date of grant.

Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over three to five years and expire ten years after the date of grant.

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $408,000 for the year ended December 31, 2004. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant.

Incentive Stock Options may be granted to key employees, including officers, directors and other selected employees. The exercise price of each option must be 100% of the fair market value of the common stock on the date of grant (110% in the case of shareholders that own 10% or more of the outstanding common stock). Nonqualified Stock Options may be granted under the 2004 Option Plan or otherwise to officers, directors, consultants, advisors and key employees. The exercise price of each option must be at least 85% of the fair market value of the common stock on the date of grant.

At December 31, 2004, the number of options outstanding were 1,745,000 for Nonqualified Stock Options and 750,563 for Incentive Stock Options. Under the 2004 Option Plan, there were 1,390,312 shares of common stock reserved for future grants as of December 31, 2004.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2002	2,524,688	$2.58
Granted	32,940	7.33
Exercised	(272,388)	2.13

Outstanding at December 31, 2002	2,285,240	2.71
Exercised	(514,131)	2.57
Forfeited	(60,390)	3.45

Outstanding at December 31, 2003	1,710,719	2.72
Granted	1,745,000	13.00
Exercised	(932,706)	2.39
Forfeited	(27,450)	5.54

Outstanding at December 31, 2004	2,495,563	$10.00

Shares exercisable at December 31, 2002	1,557,508	$2.50

Shares exercisable at December 31, 2003	1,318,303	$2.59

Shares exercisable at December 31, 2004	629,782	$3.08

Exercise prices for options outstanding as of December 31, 2004 ranged from $1.91 to $13.00. The following table provides certain information with respect to stock options outstanding at December 31, 2004:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.91 - $2.80	461,423	$2.75	4.0
$3.01	256,200	3.01	5.1
$5.54 - $13.00	1,777,940	12.90	9.5

	2,495,563	$10.00	8.0

The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$1.91 - $2.80	340,642	$2.73
$3.01	256,200	3.01
$5.54 - $13.00	32,940	7.33

	629,782	$3.08

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

The Company purchased nuclear medical and pharmacological supplies from a company which was majority-owned by certain of the Company’s shareholders until June 2004. Purchases by the Company from this company were approximately $859,000, $671,000, and $627,000 for the years ended December 31, 2002 and 2003 and for the six months ended June 30, 2004, respectively. In June 2004, the Company’s shareholders sold their majority interest in the nuclear and pharmacological supply company.

The Company leases certain of its treatment centers and other properties from partnerships which are majority-owned by certain of the Company’s shareholders. These related party leases have expiration dates through May 31, 2016 and they provide for annual lease payments ranging from approximately $30,000 to $401,000. The aggregate lease payments the Company made to the entities owned by these related parties were approximately $1,853,000, $2,325,000, and $2,672,000 in 2002, 2003 and 2004, respectively.

In October 1999, the Company entered into a sublease arrangement with a partnership which is owned by certain of the Company’s shareholders to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $497,000, $569,000, and $528,000 during 2002, 2003 and 2004, respectively.

The Company provided funds to an MRI entity, which is owned by certain of the Company’s shareholders. The funds were for start-up costs and monthly charges for the allocated costs of certain staff who perform services on behalf of the MRI entity. The balance due from the MRI entity was approximately $87,000 and $18,000 at December 31, 2003 and 2004, respectively.

At December 31, 2003, the Company had uncollateralized notes receivable totaling $662,168 from related parties, with quarterly payments plus interest at prime due November 15, 2008. The notes receivable were prepaid by the related parties in April 2004.

The Company provided medical equipment to radiation treatment centers in Argentina, Costa Rica and Guatemala, which are owned by a family member of one of the Company’s shareholders. The Company discontinued sales to these centers in June 2004. Sales of medical equipment to these radiation centers were approximately $181,000, $267,000, and $93,000 in 2002, 2003 and 2004, respectively. Gain on the sale of the medical equipment was approximately $16,000, $24,000, and $8,000 in 2002, 2003 and 2004, respectively. Balances in accounts receivable were approximately $211,000 at December 31, 2003. All remaining accounts receivable balances were paid in July 2004. In August 2000, the Company financed the purchase of a Nucletron high dose remote after loader by the Costa Rican operation. A $288,000 note, including an effective interest rate of 16.075% was taken in exchange for the equipment. The principal and accrued interest outstanding under the note were approximately $149,000 at December 31, 2003. All remaining balances on the note were paid in July 2004.

The Company contracts with a radiology group, which was partly owned by a shareholder, to provide PET scans to our patients. The shareholders’ interest in the group terminated in May 2004. The Company reimburses for services, supplies, equipment and personnel provided by the radiology group. Purchases by the Company were approximately $270,000, $530,000 and $240,000 for the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004 respectively.

The Company provides funds to certain land partnerships and a general contractor, which are owned by certain of the Company’s shareholders. The funds are for start-up costs and monthly charges for the allocated

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. The balances due from these entities were approximately $6,000, and $140,000 at December 31, 2003, and 2004 respectively. The Company received services from a general contractor, which is owned by certain of the Company’s shareholders for remodeling and real property improvements at its facilities. Payments made by the Company to the general contractor were approximately $336,000, $771,000, and $258,000 for the years ended December 31, 2002 and 2003 and six months ended June 30, 2004 respectively. In June 2004, the Company purchased the assets of the general contractor with the issuance of shares for approximately $3.5 million.

At December 31, 2004, the Company had approximately $310,000 payable to certain land partnerships owned by certain of the Company’s shareholders for construction in process and building improvement costs relating to the construction of a medical facility. These costs were reimbursed to the land partnerships in 2005.

Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The period of coverage runs from October to September. The premium payments made by the Company in 2003 and 2004 were approximately $1,721,000, and $3,375,000 respectively.

In Maryland, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by certain of the Company’s shareholders, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $15,671,000, $21,795,000, and $30,352,000 in 2002, 2003 and 2004 respectively. These amounts have been eliminated in consolidation.

16. Pro Forma Disclosure (Unaudited)

Pro forma taxes: The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. In connection with the closing of the Company’s initial public offering in June, 2004 the S corporation election was terminated and, accordingly, the Company became subject to U.S. federal and state income taxes. Upon termination of the S corporation election, current and deferred income taxes reflecting the tax effects of temporary differences between the Company’s consolidated financial statement and tax basis of certain assets and liabilities became liabilities of the Company. These liabilities are reflected on the consolidated balance sheets with a corresponding expense in the consolidated statements of income and comprehensive income. See note 9 “Income Taxes.” The 2002 and 2003 proforma net income includes pro forma income taxes as if the Company were subject to tax during the respective periods using an effective rate of approximately 40%.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein. The pro forma net income represents net income adjusted to assume a 40% effective income tax rate for comparability of quarterly earnings and per share data.

	2003
	First	Second	Third	Fourth
Revenues	$34,508,647	$37,068,557	$32,024,724	$35,078,406
Pro forma net income	5,146,153	4,607,057	2,057,960	2,556,187
Earnings per share:
Basic	$0.31	$0.27	$0.12	$0.15
Diluted	$0.28	$0.25	$0.11	$0.14

	2004
	First	Second	Third	Fourth
Revenues	$42,948,664	$42,133,301	$40,674,138	$45,617,207
Pro forma net income	6,167,028	5,298,964	2,917,693	5,006,101
Earnings per share:
Basic	$0.35	$0.28	$0.13	$0.22
Diluted	$0.33	$0.27	$0.13	$0.22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on February 18, 2005.

RADIATION THERAPY SERVICES INC.

By:	/s/ DANIEL E. DOSORETZ, M.D.
Daniel E. Dosoretz, M.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Chairman of the Board	February 18, 2005

/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2005

/s/ DAVID M. KOENINGER David M. Koeninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2005

/s/ JOSEPH BISCARDI Joseph Biscardi	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2005

/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Medical Director, Secretary and Director	February 18, 2005

/s/ MICHAEL J. KATIN, M.D. Michael J. Katin, M.D.	Director	February 18, 2005

/s/ HERBERT F. DORSETT Herbert F. Dorsett	Director	February 18, 2005

/s/ RONALD E. INGE Ronald E. Inge	Director	February 18, 2005

/s/ JAMES C. WEEKS James C. Weeks	Director	February 18, 2005

/s/ LEO DOERR Leo Doerr	Director	February 18, 2005

/s/ SOLOMON AGIN, D.D. Solomon Agin, D.D.	Director	February 18, 2005

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.3	6/15/04

3.2	Amended and Restated Bylaws of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.4	6/15/04

4.1	Form of Radiation Therapy Services, Inc. common stock certificate	S-1/A	333-114603	4.1	5/21/04

4.2	Third Amended and Restated Credit Agreement among the Company, the financial institutions parties thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Documentation Agent dated as of March, 2004; Form of Term Loan A Note; Form of Revolving Note; Form of Swing Line Note; Form of Term Loan B Note	S-1	333-114603	4.2	4/19/04

4.3	Amendment Agreement No. 1 to Third Amended and Restated Credit Agreement made and entered into as of October 8, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement.	8-K	000-50802	10.1	10/12/04

4.4	Amendment Agreement No. 2 to Third Amended and Restated Credit Agreement made and entered into as of October 11, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement.	8-K	000-50802	10.2	10/12/04

10.1	Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and Katin, Dosoretz Radiation Therapy Associates, P.A. for premises in Ft. Myers, Florida. Effective July 31, 1997, Katin, Dosoretz Radiation Therapy Associates, P.A. changed its name to 21st Century Oncology, Inc.	S-1	333-114603	10.1	4/19/04

10.2	Lease Agreement dated May 1, 1999 between Colonial Radiation Associates and Radiation Therapy Services, Inc. for premises in Ft. Myers, Florida	S-1	333-114603	10.2	4/19/04

10.3	Lease dated December 3, 1999 between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc. for premises in Henderson, Nevada	S-1	333-114603	10.3	4/19/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.4	Lease dated December 31, 1999 between Tamarac Radiation Associates and 21st Century Oncology, Inc. for premises in Tamarac, Florida	S-1	333-114603	10.4	4/19/04

10.5	Lease dated January 1, 2001 between Bonita Radiation Associates and 21st Century Oncology, Inc. for premises in Bonita Springs, Florida	S-1	333-114603	10.5	4/19/04

10.6	Lease dated October 25, 2000 between North Naples Extension and 21st Century Oncology, Inc. for premises in Naples, Florida	S-1	333-114603	10.6	4/19/04

10.7	Lease Agreement dated May 21, 2001 between Fort Walton Radiation Associates, LLP and 21st Century Oncology, Inc. for premises in Fort Walton Beach, Florida	S-1	333-114603	10.7	4/19/04

10.8	Lease Agreement dated November 13, 2000 between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC for premises in Palm Beach County, Florida	S-1	333-114603	10.8	4/19/04

10.9	Lease dated May 1, 2002 between Bradenton Radiation Associates and 21st Century Oncology, Inc. for premises in Bradenton, Florida	S-1	333-114603	10.9	4/19/04

10.10	Lease Agreement dated October 1, 2002 between 21st Century Oncology, Inc. and Plantation Radiation Associates for premises in Plantation, Florida	S-1	333-114603	10.10	4/19/04

10.11	Lease Agreement dated January 21, 2003 between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated for premises in Yonkers, New York	S-1	333-114603	10.11	4/19/04

10.12	Lease dated February 1, 2003 between Lehigh Radiation Associates and 21st Century Oncology, Inc. for premises in Lehigh Acres, Florida	S-1	333-114603	10.12	4/19/04

10.13	Lease dated November 19, 2003 between Destin Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Santa Rosa Beach, Florida	S-1	333-114603	10.13	4/19/04

10.14	Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C.	S-1/A	333-114603	10.14	5/21/04

10.15	Administrative Services Agreement dated January 1, 1999 between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A.; Addendum dated January 1, 2000 for Yonkers; Addendum dated January 1, 2001; Addendum	S-1/A	333-114603	10.15	5/21/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
	dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004

10.16	Addendum dated January 1, 2005					X

10.17	Administrative Services Agreement dated January 1, 2002 between North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A.; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.16	4/19/04

10.18	Addendum dated January 1, 2005					X

10.19	Administrative Services Agreement dated January 9, 1998 between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp.; Addendum dated January 1, 1999; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.17	4/19/04

10.20	Addendum dated January 1, 2005					X

10.21	Administrative Services Agreement dated October 31, 1998 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.18	4/19/04

10.22	Addendum dated January 1, 2005					X

10.23	Administrative Services Agreement between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation
dated August 1, 2003
Addendum dated January 1, 2004;
	Addendum dated January 1, 2005.					X

10.24+	Second Amended and Restated 1997 Stock Option Plan	S-1	333-114603	10.19	4/19/04

10.25+	Radiation Therapy Services, Inc. 2004 Stock Incentive Plan	S-1/A	333-114603	10.20	6/2/04

10.26+	Performance Based Bonus Plan as of April 2004	S-1/A	333-114603	10.21	5/21/04

10.27+	Executive Employment Agreement of Daniel E. Dosoretz, M.D.	S-1/A	333-114603	10.22	5/21/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date

10.28	Physician Employment Agreement between Daniel E. Dosoretz, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.23	5/21/04
10.29	Physician Employment Agreement between Michael J. Katin, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.25	6/2/04

10.30+	Executive Employment Agreement of James H. Rubenstein, M.D.	S-1/A	333-114603	10.26	5/21/04

10.31	Physician Employment Agreement between James H. Rubenstein, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.27	5/21/04

10.32+	Executive Employment Agreement of David M. Koeninger	S-1/A	333-114603	10.28	5/21/04

10.33+	Executive Employment Agreement of Joseph Biscardi	S-1/A	333-114603	10.29	5/21/04

10.34	Form of Transition Agreement and Stock Pledge	S-1	333-114603	10.30	4/19/04

10.35	Third Amended and Restated Credit Agreement among the Company, the financial institutions parties thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Documentation Agent dated as of March, 2004; Form of Term Loan A Note; Form of Revolving Note; Form of Swing Line Note; Form of Term Loan B Note (contained in Exhibit 4.2).	S-1/A	333-114603	4.2	4/19/04

10.36	Amendment Agreement No. 1 to Third Amended and Restated Credit Agreement made and entered into as of October 8, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement (contained in Exhibit 4.3).	8-K	000-50802	10.1	10/12/04

10.37	Amendment Agreement No. 2 to Third Amended and Restated Credit Agreement made and entered into as of October 11, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement (contained in Exhibit 4.4).	8-K	000-50802	10.2	10/12/04

10.38	Insurance Policy issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc.	S-1/A	333-114603	10.42	5/21/04

10.39	Asset Purchase Agreement dated April 15, 2004 for acquisition of Devoto Construction, Inc.	S-1	333-114603	10.43	4/19/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.40	S Corporation Tax Allocation and Indemnification Agreements	S-1/A	333-114603	10.44	6/2/04

10.41+	Employment Agreement of Howard M. Sheridan, M.D.	S-1/A	333-114603	10.49	5/21/04

10.42+	Form of Indemnification Agreement (Directors and/or Officers)	S-1/A	333-114603	10.50	5/21/04

10.43	Management Services Agreement dated May 1, 2001 between Riverhill MRI Specialists, P.C. d/b/a Rivermed Imaging and Financial Services of Southwest Florida, Inc.	S-1/A	333-114603	10.53	6/2/04

10.44	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated June 1, 2002 between Radiation Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 1 dated September 2003	S-1/A	333-114603	10.54	6/2/04

10.45	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated October 1, 2001 between Radiology Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 2 dated September 2003	S-1	333-114603	10.55	6/2/04

10.46	Development Agreement between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc. dated .					X

10.47	Purchasing Agreement between Palm Springs Radiation Enterprises, LLC and DeVoto Construction of Southwest Florida, Inc. dated .					X

10.48	Lease dated January 30, 2003 between Crestview Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Crestview, Florida lease effective February 20, 2004					X

10.49	Physician Sharing Agreement between 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. effective August 1, 2003					X

10.50	Personal and Services Agreement between Imaging Initatives, Inc and 21st Century Oncology, Inc. effective December 1, 2004					X

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
31.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Denotes management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.