Form 10-Q/A
period 2004-06-30
RADIATION THERAPY SERVICES INC
filed 2005-05-16
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Form 10-Q of Radiation Therapy Services, Inc. for the quarterly period ended June 30, 2004 is to correct and restate our previously issued condensed consolidated financial statements contained therein and related disclosures as described in Note 2 to the condensed consolidated financial statements. We are correcting our lease accounting practices for certain leases with fixed-rent escalations to straight-line the expense of the escalations over the lease period and we are correcting the depreciation expense for certain leasehold improvements over the lease period in accordance with generally accepted accounting principles as clarified by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. Additional information about the decision to correct and restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on May 5, 2005.

The only changes in this Form 10-Q/A to the original Form 10-Q filed on August 5, 2004 are those caused by the restatement. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the August 5, 2004 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

•	Part I – Item 1 –Financial Statements (unaudited)

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 4 – Controls and Procedures

•	Part II – Item 6 – Exhibits and Reports on Form 8-K

Pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain the currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our chief executive officer and chief financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

We are also concurrently filing amendments to our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 to correct and restate the consolidated financial statements contained therein and related disclosures. For this reason, the consolidated financial statements, auditors report and related financial information for the affected periods contained in the prior reports should no longer be relied upon.

RADIATION THERAPY SERVICES, INC.

Form 10-Q/A

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	(Restated)		(Restated)
	2004	2003	2004	2003
Net patient service revenue	$39,610	$34,560	$80,073	$66,546
Other revenue	2,523	2,509	5,009	5,031

Total revenues	42,133	37,069	85,082	71,577
Salaries and benefits	20,699	18,338	41,797	34,833
Medical supplies	869	627	1,752	1,140
Facility rent expenses	1,418	1,143	2,751	2,230
Other operating expenses	2,145	2,163	3,785	4,511
General and administrative expenses	3,919	4,622	8,216	7,604
Depreciation and amortization	1,649	1,243	3,189	2,473
Provision for doubtful accounts	1,391	836	2,753	1,663
Interest expense, net	1,259	496	1,855	1,042

Total expenses	33,349	29,468	66,098	55,496

Income before minority interests	8,784	7,601	18,984	16,081
Minority interests in net losses (earnings) of consolidated entities	(24)	1	(15)	23

Income before income taxes	8,760	7,602	18,969	16,104
Income tax expense	17,628	—	17,628	—

Net (loss) income	$(8,868)	$7,602	$1,341	$16,104
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreement, net of tax	47	(75)	36	(75)

Comprehensive (loss) income	$(8,821)	$7,527	$1,377	$16,029

Net (loss) income per common share outstanding-basic	$(0.47)	$0.45	$0.07	$0.95

Net (loss) income per common share outstanding-diluted	$(0.47)	$0.41	$0.07	$0.87

Weighted average shares outstanding:
Basic	18,762	17,027	18,103	16,997

Diluted	18,762	18,522	19,028	18,518

Pro forma diluted	19,422	18,522	19,028	18,518

Pro forma income data:
Income before income taxes, as reported	$8,760	$7,602	$18,969	$16,104
Pro forma income taxes	3,505	3,041	7,588	6,441

Pro forma net income	$5,255	$4,561	$11,381	$9,663

Pro forma net income per common share – basic	$0.28	$0.27	$0.63	$0.57

Pro forma net income per common share - diluted	$0.27	$0.25	$0.60	$0.52

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,999	$2,606
Accounts receivable, net	23,144	22,816
Prepaid expenses	2,488	2,921
Current portion of notes receivable from related parties	—	122
Current portion of lease receivable	625	597
Inventories	1,020	802
Deferred income taxes	4,568	—
Other	937	1,136

Total current assets	37,781	31,000
Notes receivable from related parties, less current portion	—	540
Lease receivable, less current portion	1,564	1,883
Equity investments in joint ventures	1,330	1,229
Property and equipment, net	72,023	65,321
Goodwill, net	28,404	24,915
Intangible assets, net	669	718
Other assets	4,359	2,431

Total assets	$146,130	$128,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,223	$3,464
Accrued expenses	9,853	11,866
Income taxes payable	2,226	—
Current portion of long-term debt	8,739	8,065

Total current liabilities	24,041	23,395
Long-term debt, less current portion	41,250	51,746
Other long-term liabilities	1,830	1,756
Deferred income taxes	19,974	—
Minority interest in consolidated entities	1,576	1,561

Total liabilities	88,671	78,458
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,448 and 17,282 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	69,372	16,616
Retained (deficit) earnings	(9,456)	35,643
Notes receivable from shareholders	(2,458)	(2,645)
Accumulated other comprehensive loss	(1)	(37)

Total shareholders’ equity	57,459	49,579

Total liabilities and shareholders’ equity	$146,130	$128,037

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$1,341	$16,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,105	2,403
Amortization	84	70
Deferred rent expense	74	88
Deferred income tax provision	15,406	—
Consulting fee expense	19	—
Provision for bad debts	2,753	1,663
(Gain) loss on the sale of property and equipment	(15)	6
Minority interest in net (losses) earnings of consolidated entities	15	(23)
Write off of loan costs	336	—
Equity interest in net income of joint ventures	(101)	(35)
Changes in operating assets and liabilities:
Accounts receivable	(3,081)	(5,226)
Inventories	(218)	(31)
Prepaid expenses	433	334
Accounts payable	(241)	837
Accrued expenses	(1,986)	4,084
Income taxes currently payable	2,226	—

Net cash provided by operating activities	20,150	20,274
Cash flows from investing activities
Purchases of property and equipment	(7,027)	(5,229)
Acquisition of radiation centers	—	(1,000)
Receipts of principal payments of notes receivable from shareholders	662	—
Proceeds from the sale of property and equipment	944	1,218
Change in lease receivable	291	263
Change in other assets	(449)	128

Net cash used in investing activities	(5,579)	(4,620)
Cash flows from financing activities
Proceeds from issuance of debt	41,000	500
Principal repayments of debt	(54,533)	(5,783)
Proceeds from public offering of common stock, net of expenses	47,059	—
Proceeds from issuance of common stock	38	20
Proceeds from exercise of stock options	2,112	101
Payments of notes receivable from shareholders	187	123
Distributions to shareholders	(46,441)	(5,330)
Payments of loan costs	(1,600)	—

Net cash used in financing activities	(12,178)	(10,369)

Net increase in cash and cash equivalents	2,393	5,285
Cash and cash equivalents, at beginning of period	2,606	4,294

Cash and cash equivalents, at end of period	$4,999	$9,579

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$3,711	$—
Issuance of common stock for the acquisition of Devoto Construction, Inc.	$3,528	$—

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Following a review of the Company’s lease accounting practices in the first quarter of 2005, the Company corrected its method of accounting for leases related to treatment centers that are located on leased land as well as for certain treatment centers with operating leases. To reflect this correction, the Company restated its consolidated financial statements as of December 31, 2002.

Historically, when accounting for leases with annual fixed-rent escalations, the Company recorded rent expense each year on the basis of the actual scheduled rent payment for each year rather than on a straight-line basis. Depreciation of certain leasehold improvements on those properties occurred over a period that exceeded the initial non-cancelable lease period and the renewal options.

The Company revised its accounting to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in a significant economic penalty. Additionally, the Company corrected the depreciable lives of certain of its leasehold improvements that were being amortized over a period exceeding the applicable lease period and recognized additional depreciation expense in all prior periods affected.

Below is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2003 and June 30, 2004, as well as the effects of these changes on the Company’s consolidated statements of income and comprehensive income for the three and six months ended June 30, 2004 and 2003. The cumulative amount of the restatement is an increase in the deferred rent liability of $1.2 million, an increase in accumulated depreciation of $0.3 million and a decrease in deferred income tax liabilities of $0.6 million at June 30, 2004. As a result, retained earnings at June 30, 2004 decreased by $0.9 million. Depreciation and amortization expense for the three months ended June 30, 2004, and for the three months ended June 30, 2003 increased by $34,000 and $32,000, respectively and rent expense increased by $37,000, and $45,000 for the three months ended June 30, 2004, and 2003, respectively. Depreciation and amortization expense for the six months ended June 30, 2004, and for the six months ended June 30, 2003 increased by $67,000, and $64,000, respectively and rent expense increased by $74,000, and $88,000 for the six months ended June 30, 2004, and 2003, respectively. The restatement increased reported diluted net income per common share by $0.03 and $0.02 for the three months and six months ended June 30, 2004, respectively and decreased reported diluted net income per common share by $0.01 for the six months ended June 30, 2003. The cumulative amount of the restatement for all years prior to fiscal year 2003 was $1.1 million, which was recorded as an adjustment to stockholders’ equity as of December 31, 2001. The Company did not present a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above referenced years as the net impact for each year is zero.

	Consolidated Balance Sheet (in thousands)
June 30, 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes (current asset)	$4,097	$471	$4,568
Property and equipment, net	72,337	(314)	72,023
Income taxes payable	2,231	(5)	2,226
Other long-term liabilities	610	1,220	1,830
Deferred income taxes	20,095	(121)	19,974
Retained deficit	(8,519)	(937)	(9,456)

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Three months ended June 30, 2004	As previously Reported	Adjustments	As Restated
Facility rent expenses	$1,381	$37	$1,418
Depreciation and amortization	1,615	34	1,649
Total expenses	33,278	71	33,349
Income before income taxes	8,831	(71)	8,760
Income tax expense	18,225	(597)	17,628
Net loss	(9,394)	526	(8,868)
Net loss per share:
Basic	$(0.50)	$0.03	$(0.47)
Diluted	$(0.50)	$0.03	$(0.47)

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Six months ended June 30, 2004	As previously Reported	Adjustments	As Restated
Facility rent expenses	$2,677	$74	$2,751
Depreciation and amortization	3,122	67	3,189
Total expenses	65,957	141	66,098
Income before income taxes	19,110	(141)	18,969
Income tax expense	18,225	(597)	17,628
Net income	885	456	1,341
Net income per share:
Basic	$0.05	$0.02	$0.07
Diluted	$0.05	$0.02	$0.07

	Consolidated Balance Sheet (in thousands)
December 31, 2003	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$65,569	$(248)	$65,321
Other long-term liabilities	610	1,146	1,756
Retained earnings	37,037	(1,394)	35,643

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Three months ended June 30, 2003	As previously Reported	Adjustments	As Restated
Facility rent expenses	$1,098	$45	$1,143
Depreciation and amortization	1,211	32	1,243
Total expenses	29,391	77	29,468
Income before income taxes	7,679	(77)	7,602
Income tax expense	—	—	—
Net income	7,679	(77)	7,602
Net income per share:
Basic	$0.45	$—	$0.45
Diluted	$0.41	$—	$0.41

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Six months ended June 30, 2003	As previously Reported	Adjustments	As Restated
Facility rent expenses	$2,142	$88	$2,230
Depreciation and amortization	2,409	64	2,473
Total expenses	55,344	152	55,496
Income before income taxes	16,256	(152)	16,104
Income tax expense	—	—	—
Net income	16,256	(152)	16,104
Net income per share:
Basic	$0.96	$(0.01)	$0.95
Diluted	$0.88	$(0.01)	$0.87

3. BASIS OF PRESENTATION

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

The cost of revenues for each of the periods presented for the three months ended June 30, 2004 and 2003 are approximately $23.0 million and $20.3 million, respectively. The cost of revenues for the six months ended June 30, 2004 and 2003 are approximately $45.5 million and $39.1 million, respectively.

4. PRO FORMA STATEMENTS OF INCOME DATA

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

5. PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

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

6. Stock Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Pro forma net income, as reported	$5,255	$4,561	$11,381	$9,663
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(225)	(38)	(243)	(77)

Adjusted pro forma net income	$5,030	$4,523	$11,138	$9,586

Adjusted pro forma earnings per share:
Basic – as reported	$0.28	$0.27	$0.63	$0.57

Basic – adjusted pro forma	$0.27	$0.27	$0.62	$0.56

Diluted – as reported	$0.27	$0.25	$0.60	$0.52

Diluted – adjusted pro forma	$0.26	$0.24	$0.59	$0.52

Adjusted pro forma weighted average common shares outstanding	18,762	17,027	18,103	16,997

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	19,144	18,472	18,749	18,464

7. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding — basic	18,762	17,027	18,103	16,997
Effect of dilutive options	—	1,495	925	1,521

Weighted average common and common equivalent shares outstanding — diluted	18,762	18,522	19,028	18,518

8. STOCK OPTION PLAN AND DEFERRED COMPENSATION

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

9. COMPREHENSIVE INCOME

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

10. ACQUISITIONS

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

11. INCOME TAXES

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

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at June 30, 2004:

Deferred tax assets:
Accounts receivable	$3,636
Accrued liabilities	461
Deferred rent liability	471

$4,568

Deferred tax liabilities:
Property and equipment	$12,742
Goodwill	2,503
Derivative swap agreement	4
Change in tax status	4,725

$19,974

Significant components of the income tax provision for the three month and six month periods ended June 30, 2004 are as follows:

Current provision:
Federal	$1,948
State	278
Deferred provision:
Federal	13,477
State	1,925

Total income tax provision	$17,628

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q/A. This section of the 10-Q/A contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You should place no undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q/A.

Following a review of the Company’s lease accounting practices in the first quarter of 2005, the Company corrected its method of accounting for leases related to treatment centers that are located on leased land as well as for certain treatment centers with operating leases. To reflect this correction, the Company restated its consolidated financial statements, as of December 31, 2002.

Historically, when accounting for leases with annual fixed-rent escalations, the Company recorded rent expense each year on the basis of the actual scheduled rent payment for each year rather than on a straight-line basis. Depreciation of certain leasehold improvements on those properties occurred over a period that exceeded the initial non-cancelable lease period and the renewal options.

The Company revised its accounting to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in a significant economic penalty. Additionally, the Company corrected the depreciable lives of certain of its leasehold improvements that were being amortized over a period exceeding the applicable lease period and recognized additional depreciation expense in all prior periods affected. The Restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in Note 2, “Restatement of Previously Issued Financial Statements” under Notes to Interim Condensed Consolidated Financial Statements included in Item 1, “Financial Statements “ of this Form 10-Q/A.

The cumulative amount of the restatement through fiscal June 30, 2004 is an increase in deferred rent liability of $1.2 million, an increase in accumulated depreciation of $0.3 million and a decrease in defferred income tax liability of $0.6 million. As a result, retained earnings at the end of June 30, 2004 decreased by $0.9 million. Rent expense for the three months ended June 30, 2004 and for the three months ended June 30, 2003 increased by $37,000 and $45,000, respectively. Rent expense for the six months ended June 30, 2004 and for the six months ended June 30, 2003 increased by $74,000 and $88,000, respectively. Depreciation expense for the three months ended June 30, 2004 and for the three months ended June 30, 2003 increased by $34,000 and $32,000, respectively. Depreciation expense for the six months ended June 30, 2004 and for the six months ended June 30, 2003 increased by $67,000 and $64,000, respectively. The restatement increased reported diluted net income per common share by $0.03 for the three months ended June 30, 2004 and $0.02 for the six months ended June 30, 2004 and decreased reported diluted net income per common share by $0.01 for the six months ended June 30, 2003. The restatement did not have any impact on our previously reported cash flows for any of the above referenced periods as the net impact for each period is zero.

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

For the three months and six months ended June 30, 2004, our total revenues grew by 13.7% and 18.9%, respectively while our pro forma net income grew by 15.2% and 17.8%, respectively over the same periods of the prior year. For the three months and six months ended June 30, 2004, we had total revenues of $42.1 million and $85.1 million, respectively . Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for all periods presented.

The Company’s business is seasonal. The first quarter of the year is the strongest due to the influx of seasonal residents seeking treatment at the Company’s centers in warmer geographic regional networks. The third quarter is traditionally the slowest, due to vacations, patients postponing radiation treatments during the summer months and the departure of seasonal residents.

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,		Six Months Ended
	2002	2003	June 30, 2004
Treatment centers at beginning of period	28	40	51
Internally developed	3	2	2
Acquired	6	6	—
Hospital-based	3	3	(1)

Treatment centers at period end	40	51	52

Regional networks at period end	13	17	17

We added a new internally developed treatment center during the quarter replacing services we had provided at a hospital based treatment center.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2004	2003		2004	2003
External beam treatments per day – freestanding centers	1,054	910	15.8%	1,073	936	14.7%
Percentage change in external beam treatment per day – freestanding centers – same market basis	0.6%	0.2%		0.4%	1.6%
Percentage change in total revenues – same market basis	5.2%	37.0%		10.4%	37.2%
Regional networks at period end	17	14	21.4%

Treatment centers - freestanding	42	34	23.5%
Treatment centers - hospital	10	10	—

	52	44	18.2%

Days sales outstanding	54	53		51	50

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

	Year Ended December 31,	Six Months Ended June 30,
Payor	2003	2003	2004
Medicare and Medicaid	55.4%	57.9%	55.2%
Commercial	43.2	41.0	43.7
Self pay	1.4	1.1	1.1

Total net patient service revenue	100.0%	100.0%	100.0%

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

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended June 30		Six months ended June 30
	(Restated)		(Restated)
	2004	2003	2004	2003
Net patient service revenue	94.0%	93.2%	94.1%	93.0%
Other revenue	6.0	6.8	5.9	7.0

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	49.1	49.5	49.1	48.7
Medical supplies	2.1	1.7	2.1	1.6
Facility rent expenses	3.4	3.1	3.2	3.1
Other operating expenses	5.1	5.8	4.4	6.3
General and administrative expenses	9.3	12.5	9.7	10.6
Depreciation and amortization	3.9	3.3	3.8	3.4
Provision for doubtful accounts	3.3	2.3	3.2	2.3
Interest expense, net	3.0	1.3	2.2	1.5

Total expenses	79.2	79.5	77.7	77.5

Income before minority interests	20.8	20.5	22.3	22.5
Minority interests in net losses (earnings) of consolidated entities	(0.0)	0.0	0.0	0.0

Income before income taxes	20.8	20.5	22.3	22.5
Income tax expense	41.8	0.0	20.7	0.0

Net (loss) income	(21.0)	20.5	1.6	22.5

Pro forma income data:
Income before provision for income taxes, as reported	20.8	20.5	22.3	22.5
Pro forma income taxes	8.3	8.2	8.9	9.0

Pro forma net income	12.5%	12.3%	13.4%	13.5%

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

Facility rent expenses. Facility rent expenses increased by $0.3 million, or 24.1%, from $1.1 million for the three months ended June 30, 2003 to $1.4 million for the three months ended June 30, 2004. Facility rent expenses as a percentage of total revenues increased from 3.1% for the three months ended June 30, 2003 to 3.4% for the three months ended June 30, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.2 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.1 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

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

Depreciation and amortization. Depreciation and amortization increased by $0.4 million, or 32.7%, from $1.2 million for the three months ended June 30, 2003 to $1.6 million for the three months ended June 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.3% for the three months ended June 30, 2003 to 3.9% for the three months ended June 30, 2004. $0.2 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and the remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

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

Pro forma net income Pro forma net income increased by $0.7 million, or 15.2%, from $4.6 million for the three months ended June 30, 2003 to $5.3 million for the three months ended June 30, 2004. Pro forma net income represents 12.5% and 12.3% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Facility rent expenses. Facility rent expenses increased by $0.6 million, or 23.4%, from $2.2 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004. Facility rent expenses as a percentage of total revenues increased from 3.1% for the six months ended June 30, 2003 to 3.2% for the six months ended June 30, 2004. Approximately $0.4 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.2 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

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

Depreciation and amortization. Depreciation and amortization increased by $0.7 million, or 29.0%, from $2.5 million for the three months ended June 30, 2003 to $3.2 million for the three months ended June 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.4% for the six months ended June 30, 2003 to 3.8% for the six months ended June 30, 2004. $0.3 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and the remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

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

Pro forma net income Pro forma net income increased by $1.7 million, or 17.8%, from $9.7 million for the six months ended June 30, 2003 to $11.4 million for the six months ended June 30, 2004. Pro forma net income represents 13.4% and 13.5% of total revenues for the six months ended June 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Item 4. Controls and Procedures

In May 2005 we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. We also determined that our previously issued consolidated financial statements contained in our original Form 10-Q filed on August 5, 2004 should be restated.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of June 30, 2004, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting certain leasehold improvements depreciable lives and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of June 30, 2004, the end of the period covered by this report, in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2005
	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice-President and Chief Financial Officer