Form 10-Q/A
period 2004-09-30
RADIATION THERAPY SERVICES INC
filed 2005-05-16
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Form 10-Q of Radiation Therapy Services, Inc. for the quarterly period ended September 30, 2004 is to correct and restate our previously issued condensed consolidated financial statements contained therein and related disclosures as described in Note 2 to the condensed consolidated financial statements. We are correcting our lease accounting practices for certain leases with fixed-rent escalations to straight-line the expense of the escalations over the lease period and we are correcting the depreciation expense for certain leasehold improvements over the lease period in accordance with generally accepted accounting principles as clarified by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. Additional information about the decision to correct and restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on May 5, 2005.

The only changes in this Form 10-Q/A to the original Form 10-Q filed on November 4, 2004 are those caused by the restatement. This Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the November 4, 2004 filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-Q/A:

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

We are also concurrently filing amendments to our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and our Annual Report on Form 10-K for the year ended December 31, 2004 to correct and restate the consolidated financial statements contained therein and related disclosures. For this reason, the consolidated financial statements, auditors report and related financial information for the affected periods contained in the prior reports should no longer be relied upon.

RADIATION THERAPY SERVICES, INC.

Form 10-Q/A

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	(Restated)		(Restated)
	2004	2003	2004	2003
Net patient service revenue	$38,378	$29,914	$118,451	$96,460
Other revenue	2,296	2,110	7,305	7,142

Total revenues	40,674	32,024	125,756	103,602
Salaries and benefits	21,749	18,709	63,546	53,542
Medical supplies	808	488	2,560	1,628
Facility rent expenses	1,310	1,124	4,061	3,355
Other operating expenses	1,816	2,009	5,601	6,520
General and administrative expenses	6,296	3,785	14,513	11,389
Depreciation and amortization	1,708	1,275	4,897	3,748
Provision for doubtful accounts	1,427	811	4,180	2,474
Interest expense, net	787	467	2,641	1,509

Total expenses	35,901	28,668	101,999	84,165

Income before minority interests	4,773	3,356	23,757	19,437
Minority interests in net losses (earnings) of consolidated entities	20	(2)	5	20

Income before income taxes	4,793	3,354	23,762	19,457
Income tax expense	1,917	—	19,545	—

Net income	2,876	3,354	4,217	19,457
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreement, net of tax	1	15	37	(60)

Comprehensive income	$2,877	$3,369	$4,254	$19,397

Net income per common share outstanding-basic	$0.13	$0.20	$0.22	$1.15

Net income per common share outstanding-diluted	$0.12	$0.18	$0.21	$1.05

Weighted average shares outstanding:
Basic	22,448	16,943	19,562	16,979

Diluted	23,044	18,438	20,360	18,491

Pro forma income data:
Income before income taxes, as reported		$3,354	$23,762	$19,457
Pro forma income taxes		1,341	9,505	7,783

Pro forma net income		$2,013	$14,257	$11,674

Pro forma net income per common share outstanding – basic		$0.12	$0.73	$0.69

Pro forma net income per common share outstanding – diluted		$0.11	$0.70	$0.63

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,453	$2,606
Accounts receivable, net	24,893	22,816
Prepaid expenses	1,893	2,921
Current portion of notes receivable from related parties	—	122
Current portion of lease receivable	728	597
Inventories	1,041	802
Deferred income taxes	4,568	—
Other	518	1,136

Total current assets	40,094	31,000
Notes receivable from related parties, less current portion	—	540
Lease receivable, less current portion	1,399	1,883
Equity investments in joint ventures	1,264	1,229
Property and equipment, net	76,110	65,321
Goodwill, net	34,392	24,915
Intangible assets, net	1,126	718
Other assets	5,274	2,431

Total assets	$159,659	$128,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$3,464
Accrued expenses	10,358	11,866
Income taxes payable	4,143	—
Current portion of long-term debt	9,062	8,065

Total current liabilities	26,119	23,395
Long-term debt, less current portion	49,541	51,746
Other long-term liabilities	1,967	1,756
Deferred income taxes	19,975	—
Minority interest in consolidated entities	1,556	1,561

Total liabilities	99,158	78,458
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,448 and 17,282 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	2	2
Additional paid-in capital	69,179	16,616
Retained (deficit) earnings	(6,581)	35,643
Notes receivable from shareholders	(2,099)	(2,645)
Accumulated other comprehensive loss, net of tax	—	(37)

Total shareholders’ equity	60,501	49,579

Total liabilities and shareholders’ equity	$159,659	$128,037

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$4,217	$19,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,770	3,636
Amortization	127	112
Deferred rent expense	111	133
Write down of machine parts inventory	1,223	—
Deferred income tax provision	15,407	—
Stock based compensation	104	—
Provision for bad debts	4,180	2,474
Loss on the sale of property and equipment	40	17
Minority interests in net losses of consolidated entities	(5)	(20)
Write off of loan costs	336	—
Equity interest in net income of joint ventures	(35)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(6,257)	(4,164)
Inventories	(239)	108
Prepaid expenses	1,028	56
Accounts payable	(908)	1,299
Accrued expenses	(1,481)	4,228
Income taxes currently payable	4,143	—

Net cash provided by operating activities	26,761	27,290
Cash flows from investing activities
Purchases of property and equipment	(12,268)	(6,227)
Acquisition of radiation centers	(7,115)	(8,737)
Receipts of principal payments of notes receivable from shareholders	662	—
Proceeds from the sale of property and equipment	951	1,317
Change in lease receivable	353	314
Change in other assets	53	(1)

Net cash used in investing activities	(17,364)	(13,334)
Cash flows from financing activities
Proceeds from issuance of debt	51,400	6,500
Principal repayments of debt	(58,353)	(8,029)
Proceeds from public offering of common stock, net of expenses	46,781	—
Proceeds from issuance of common stock	38	50
Proceeds from exercise of stock options	2,112	101
Payments of notes receivable from shareholders	546	258
Distributions to shareholders	(46,441)	(9,130)
Payments of loan costs	(1,633)	—

Net cash used in financing activities	(5,550)	(10,250)

Net increase in cash and cash equivalents	3,847	3,706
Cash and cash equivalents, at beginning of period	2,606	4,294

Cash and cash equivalents, at end of period	$6,453	$8,000

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

Below is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2003 and September 30, 2004, as well as the effects of these changes on the Company’s consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2004 and 2003. The cumulative amount of the restatement is an increase in the deferred rent liability of $1.3 million, an increase in accumulated depreciation of $0.3 million and a decrease in deferred income tax liabilities of $0.6 million at September 30, 2004. As a result, retained earnings at September 30, 2004 decreased by $1.0 million. Depreciation and amortization expense for the three months ended September 30, 2004, and for the three months ended September 30, 2003 increased by $33,000, and $32,000, respectively and rent expense increased by $37,000, and $44,000 for the three months ended September 30, 2004, and 2003, respectively. Depreciation and amortization expense for the nine months ended September 30, 2004, and for the nine months ended September 30, 2003 increased by $100,000, and $96,000, respectively and rent expense increased by $111,000, and $133,000 for the nine months ended September 30, 2004, and 2003, respectively. The restatement increased reported diluted net income per common share by $0.01 and $0.02 for the three and nine months ended September 30, 2004, respectively and decreased reported diluted net income per common share by $0.01 for each of the three and nine months ended September 30, 2003. The cumulative amount of the restatement for all years prior to fiscal year 2003 was $1.1 million, which was recorded as an adjustment to stockholders’ equity as of December 31, 2001. The Company did not present a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above referenced years as the net impact for each year is zero.

	Consolidated Balance Sheet (in thousands)
September 30, 2004	As Previously Reported	Adjustments	As Restated
Deferred income taxes (current asset)	$4,097	$471	$4,568
Property and equipment, net	76,457	(347)	76,110
Income taxes payable	4,176	(33)	4,143
Other long-term liabilities	710	1,257	1,967
Deferred income taxes	20,096	(121)	19,975
Retained deficit	(5,602)	(979)	(6,581)

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Three months ended September 30, 2004	As previously Reported	Adjustments	As Restated
Facility rent expenses	$1,273	$37	$1,310
Depreciation and amortization	1,675	33	1,708
Total expenses	35,831	70	35,901
Income before income taxes	4,863	(70)	4,793
Income tax expense	1,945	(28)	1,917
Net income	2,918	(42)	2,876
Net income per share:
Basic	$0.13	$—	$0.13
Diluted	$0.13	$0.01	$0.12

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Nine months ended September 30, 2004	As previously Reported	Adjustments	As Restated
Facility rent expenses	$3,950	$111	$4,061
Depreciation and amortization	4,797	100	4,897
Total expenses	101,788	211	101,999
Income before income taxes	23,973	(211)	23,762
Income tax expense	20,171	(626)	19,545
Net income	3,802	415	4,217
Net income per share:
Basic	$0.19	$0.03	$0.22
Diluted	$0.19	$0.02	$0.21

	Consolidated Balance Sheet (in thousands)
December 31, 2003	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$65,569	$(248)	$65,321
Other long-term liabilities	610	1,146	1,756
Retained earnings	37,037	(1,394)	35,643

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Three months ended September 30, 2003	As previously Reported	Adjustments	As Restated
Facility rent expenses	$1,080	$44	$1,124
Depreciation and amortization	1,243	32	1,275
Total expenses	28,592	76	28,668
Income before income taxes	3,430	(76)	3,354
Income tax expense	—	—	—
Net income	3,430	(76)	3,354
Net income per share:
Basic	$0.20	$—	$0.20
Diluted	$0.19	$(0.01)	$0.18

	Consolidated Statement of Income and Comprehensive Income (in thousands)
Nine months ended September 30, 2003	As previously Reported	Adjustments	As Restated

Facility rent expenses	$3,222	$133	$3,355
Depreciation and amortization	3,652	96	3,748
Total expenses	83,936	229	84,165
Income before income taxes	19,686	(229)	19,457
Income tax expense	—	—	—
Net income	19,686	(229)	19,457
Net income per share:
Basic	$1.16	$(0.01)	$1.15
Diluted	$1.06	$(0.01)	$1.05

3. BASIS OF PRESENTATION

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

The cost of revenues for the three months ended September 30, 2004 and 2003 are approximately $23.7 million and $20.2 million, respectively. The cost of revenues for the nine months ended September 30, 2004 and 2003 are approximately $69.3 million and $59.3 million, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income or pro forma net income, as reported	$2,876	$2,013	$14,257	$11,674

Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(605)	(38)	(837)	(115)

Adjusted pro forma net income	$2,271	$1,975	$13,420	$11,559

Adjusted net income or pro forma net income per share:
Basic – as reported	$0.13	$0.12	$0.73	$0.69

Basic – adjusted pro forma	$0.10	$0.12	$0.69	$0.68

Diluted – as reported	$0.12	$0.11	$0.70	$0.63

Diluted – adjusted pro forma	$0.10	$0.11	$0.67	$0.63

Adjusted pro forma weighted average common shares outstanding	22,448	16,943	19,562	16,979

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	22,796	18,395	20,112	18,441

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

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at September 30, 2004 (in thousands):

Deferred tax assets:
Accounts receivable	$3,636
Accrued liabilities	461
Deferred rent liability	471

$4,568

Deferred tax liabilities:
Property and equipment	$12,742
Goodwill	2,503
Derivative swap agreement	5
Change in tax status	4,725

$19,975

Significant components of the income tax provision for the nine months ended September 30, 2004 are as follows (in thousands):

Current provision:
Federal	$3,625
State	518
Deferred provision:
Federal	13,477
State	1,925

Total income tax provision	$19,545

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

13. LEGAL PROCEEDINGS

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

14. SUBSEQUENT EVENTS

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

The cumulative amount of the restatement through fiscal September 30, 2004 is an increase in deferred rent liability of $1.3 million, an increase in accumulated depreciation of $0.3 million, and a decrease in deferred income tax liability of $0.6 million. As a result, retained earnings at the end of September 30, 2004 decreased by $1.0 million. Rent expense for the three months ended September 30, 2004 and for the three months ended September 30, 2003 increased by $37,000 and $44,000, respectively. Rent expense for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 increased by $111,000 and $133,000, respectively. Depreciation and amortization expense for the three months ended September 30, 2004 and for the three months ended September 30, 2003 increased by $33,000 and $32,000, repectively. Depreciation expense for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 increased by $100,000 and $96,000, respectively. The restatement increased reported diluted net income per common share by $0.01 for the three months end September 30, 2004 and $0.02 for the nine months ended September 30, 2004 and decreased reported diluted net income per common share by $0.01 for each of the three months and the nine months ended September 30, 2003. The restatement did not have any impact on our previously reported cash flows for any of the above referenced periods as the net impact for each period is zero.

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

For the three months and nine months ended September 30, 2004, our total revenues grew by 27.0% and 21.4%, respectively while our net income and pro forma net income grew by 42.9% and 22.1%, respectively over the same periods of the prior year. For the three months and nine months ended September 30, 2004, we had total revenues of $40.7 million and $125.8 million, respectively. Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for all periods presented.

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

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,		Nine Months Ended
	2002	2003	September 30, 2004
Treatment centers at beginning of period	28	40	51
Internally developed	3	2	2
Acquired	6	6	2
Hospital-based	3	3	(1)

Treatment centers at period end	40	51	54

Regional networks at period end	13	17	18

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

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended September 30		Nine months ended September 30
	(Restated)		(Restated)
	2004	2003	2004	2003
Net patient service revenue	94.4%	93.4%	94.2%	93.1%
Other revenue	5.6	6.6	5.8	6.9

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	53.5	58.4	50.5	51.7
Medical supplies	2.0	1.5	2.0	1.6
Facility rent expenses	3.2	3.5	3.2	3.2
Other operating expenses	4.5	6.3	4.5	6.3
General and administrative expenses	15.5	11.8	11.5	11.0
Depreciation and amortization	4.2	4.0	3.9	3.6
Provision for doubtful accounts	3.5	2.5	3.3	2.4
Interest expense, net	1.9	1.5	2.1	1.5

Total expenses	88.3	89.5	81.0	81.3

Income before minority interests	11.7	10.5	19.0	18.7
Minority interests in net losses (earnings) of consolidated entities	0.0	0.0	0.0	0.0

Income before income taxes	11.7	10.5	19.0	18.7
Income tax expense	4.7	0.0	15.5	0.0

Net income	7.0%	10.5%	3.5%	18.7%

Pro forma income data:
Income before provision for income taxes, as reported		10.5%	19.0%	18.7%
Pro forma income taxes		4.2	7.6	7.5

Pro forma net income		6.3%	11.4%	11.2%

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

Facility rent expenses. Facility rent expenses increased by $0.2 million, or 16.5%, from $1.1 million for the three months ended September 30, 2003 to $1.3 million for the three months ended September 30, 2004. Facility rent expenses as a percentage of total revenues decreased from 3.5% for the three months ended September 30, 2003 to 3.2% for the three months ended September 30, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.1 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.1 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

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

Depreciation and amortization. Depreciation and amortization increased by $0.4 million, or 34.0%, from $1.3 million for the three months ended September 30, 2003 to $1.7 million for the three months ended September 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 4.0% for the three months ended September 30, 2003 to 4.2% for the three months ended September 30, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

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

Net income and pro forma net income Net income increased by $0.9 million, or 42.9%, from $2.0 million in pro forma net income for the three months ended September 30, 2003 to $2.9 million for the three months ended September 30, 2004. Net income and pro forma net income represents 7.0% and 6.3% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 21.0%, from $3.4 million for the nine months ended September 30, 2003 to $4.1 million for the nine months ended September 30, 2004. Facility rent expenses as a percentage of total revenues remained at 3.2% for the nine months ended September 30, 2003 and 2004. Approximately $0.4 million of the increase in facility rent expenses was due to the development of new centers in the Florida West Coast market and $0.3 million related to the expansion into new regional markets in Key West, Florida, Kentucky and Alabama.

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

Depreciation and amortization. Depreciation and amortization increased by $1.2 million, or 30.7%, from $3.7 million for the nine months ended September 30, 2003 to $4.9 million for the six months ended September 30, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.6% for the nine months ended September 30, 2003 to 3.9% for the nine months ended September 30, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.5 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

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

Pro forma net income Pro forma net income increased by $2.6 million, or 22.1%, from $11.7 million for the nine months ended September 30, 2003 to $14.3 million for the nine months ended September 30, 2004. Pro forma net income represents 11.4% and 11.2% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Cash Flows From Financing Activities

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

Item 4. Controls and Procedures

In May 2005 we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. We also determined that our previously issued consolidated financial statements contained in our original Form 10-Q filed on November 4, 2004 should be restated.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2004, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting certain leasehold improvements depreciable lives and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of September 30, 2004, the end of the period covered by this report, in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

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