Form 10-K/A
period 2004-12-31
RADIATION THERAPY SERVICES INC
filed 2005-05-16
CIK 1056904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report of Form 10-K of Radiation Therapy Services, Inc. for the fiscal year ended December 31, 2004 is to correct and restate our previously issued consolidated financial statements for the fiscal years 2004, 2003, and 2002 and related disclosures as described in Note 2 to the consolidated financial statements. We are correcting our lease accounting practices for certain leases with fixed-rent escalations to straight-line the expense of the escalations over the lease period and we are correcting the depreciation expense for certain leasehold improvements over the lease period in accordance with generally accepted accounting principles as clarified by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. Additional information about the decision to correct and restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on May 5, 2005.

The only changes in this Form 10-K/A from the original Form 10-K filed on February 18, 2005 are those caused by the restatement. This Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the February 18, 2005 filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement and are included in this Form 10-K/A:

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules and Reports on Form 8-K

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the currently dated consent of our independent registered public accounting firm and currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our chief executive officer and chief financial officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 respectively.

We are also concurrently filing amendments to our previously filed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2004 and September 30, 2004 to correct and restate the consolidated financial statements contained therein and related disclosures. For this reason, the consolidated financial statements and related financial information for the affected periods contained in the prior reports should no longer be relied upon.

PART II
Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8. Financial Statements and Supplementary Data	24
Item 9A. Controls and Procedures	24

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	26
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	F-3
CONSOLIDATED BALANCE SHEETS	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004	F-8

SIGNATURES
Ex-23.1 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

Item 6.	Selected Financial Data

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K/A.

	Year Ended December 31,
(Dollars in thousands, except per share amounts):	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statements of Income Data:
Revenues:
Net patient service revenue	$64,239	$73,934	$104,438	$129,197	$161,349
Other revenue	3,961	4,364	6,682	9,483	10,024

Total revenues	68,200	78,298	111,120	138,680	171,373
Expenses:
Salaries and benefits	35,747	41,680	57,248	72,146	87,059
Medical supplies	2,467	1,273	2,312	2,226	3,608
Facility rent expenses	1,654	2,145	3,744	4,656	5,347
Other operating expenses	3,198	4,414	7,194	8,690	7,561
General and administrative expenses	6,493	6,854	10,475	16,400	19,671
Depreciation and amortization	3,924	4,064	4,283	5,202	6,860
Provision for doubtful accounts	2,158	2,018	3,365	3,375	5,852
Interest expense, net	3,930	3,980	2,615	2,053	3,435
Impairment loss	—	—	—	284	—

Total expenses	59,571	66,428	91,236	115,032	139,393

Income before minority interests	8,629	11,870	19,884	23,648	31,980
Minority interests in net (earnings) losses of consolidated entities	(200)	1	23	(7)	55

Income before cumulative effect of change in accounting principle and income taxes	8,429	11,871	19,907	23,641	32,035
Cumulative effect of change in accounting principle	—	(408)	(963)	—	—

Income before income taxes	8,429	11,463	18,944	23,641	32,035
Income tax expense	—	—	—	—	22,847

Net income	$8,429	$11,463	$18,944	$23,641	$9,188
Pro forma income data:
Income before provision for income taxes, as reported	$8,429	$11,463	$18,944	$23,641	$32,035
Pro forma provision for income taxes (1)	3,372	4,720	7,966	9,456	12,814

Pro forma net income	$5,057	$6,743	$10,978	$14,185	$19,221

Pro forma earnings per common share (1)
Basic	$0.31	$0.41	$0.66	$0.84	$0.95
Diluted	$0.30	$0.38	$0.60	$0.77	$0.91
Weighted average common shares outstanding:
Basic	16,338,249	16,364,574	16,653,542	16,974,471	20,292,117
Diluted	17,029,609	17,743,638	18,265,182	18,470,880	21,031,968

	As of December 31,
(In thousands):	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,650	$1,698	$4,294	$2,606	$5,019
Total assets	74,853	78,210	102,783	128,036	168,177
Total debt	44,628	40,411	51,342	59,811	66,103
Total shareholders’ equity	23,190	27,840	37,208	49,578	66,320

(1)	Reflects combined federal and state income taxes on a pro forma basis, as if we had been taxed as a C Corporation. See the consolidated statements of income and comprehensive income and note 17 “Pro forma disclosure” of the notes to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Consolidated Financial Data “ and the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This section of the Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K/A.

Following a review of the Company’s lease accounting practices in the first quarter of 2005, the Company corrected its method of accounting for leases related to treatment centers that are located on leased land as well as for certain treatment centers with operating leases. To reflect this correction, the Company restated its consolidated financial statements as of December 31, 2000.

Historically, when accounting for leases with annual fixed-rent escalations, the Company recorded rent expense each year on the basis of the actual scheduled rent payment for each year rather than on a straight-line basis. Depreciation of certain leasehold improvements on those properties occurred over a period that exceeded the initial non-cancelable lease period and the renewal options.

The Company revised its accounting to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in a significant economic penalty. Additionally, the Company corrected the depreciable lives of certain of its leasehold improvements that were being amortized over a period exceeding the applicable lease period and recognized additional depreciation expense in all prior periods affected. The Restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A and in Note 2, “Restatement of Previously Issued Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.

The cumulative amount of the restatement through fiscal 2004 is an increase in deferred rent liability of $1.3 million, an increase in accumulated depreciation of $0.4 million, an increase in income taxes receivable of $0.1 million and a decrease in deferred income tax liabilities of $0.6 million. As a result, retained deficit at the end of fiscal 2004 increased by $1.0 million. Rent expense for fiscal years ended 2004, 2003 and 2002 increased by $149,000, $177,000, and $227,000, respectively. The restatement increased reported diluted net income per common share by $0.02 for fiscal year ended December 31, 2004, and decreased reported diluted net income per common share by $0.02 for each of the fiscal years ended December 31, 2003 and 2002. The restatement did not have any impact on our previously reported cash flows for any of the above referenced years as the net impact for each year is zero.

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

For the year ended December 31, 2004, our total revenues and pro forma net income grew by 23.6% and 35.5%, respectively, over the prior year. For the year ended December 31, 2004, we had total revenues of $171.4 million and pro forma net income of $19.2 million. Pro forma net income gives effect to taxes as if we had been taxed as a C corporation for the entire year.

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

We added a new internally developed treatment center during the quarter ended June 30, 2004 replacing services we previously provided through a hospital-based treatment center.

In September and October 2004, we acquired the operations and medical and office equipment of three radiation centers in New Jersey. These centers are established practices and offer radiation therapies to patients residing in Burlington and Camden Counties. We plan to upgrade these facilities with advanced technologies and equipment, expanding available treatment options.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended December 31,		% Change	For The Year Ended December 31,		% Change
	2004	2003		2004	2003
External beam treatments per day—freestanding centers	1,079	933	15.6%	1,052	905	16.2%
Percentage change in external beam treatments per day—freestanding centers—same practice basis	3.4%	-4.5%		1.8%	-1.4%
Percentage change in total revenues—same practice basis	21.6%	2.7%		14.0%	22.2%
Regional networks at period end	19	17	11.8%
Treatment centers—freestanding	46	40	15.0%
Treatment centers—hospital	10	11	-9.1%

	56	51	9.8%

Days sales outstanding for the quarter	53	57

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

Our accounting policies are described in note 3 of the notes to our consolidated financial statements. We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

The following table presents summaries of results of operations for the three months ended December 31, 2003 and 2004 (dollars in thousands). This information has been derived from the consolidated statements of income included elsewhere in this Form 10-K/A.

	Three Months Ended December 31,
	2003		2004
	(Restated)		(Restated)
Revenues:
Net patient service revenue	$32,737	93.3%	$42,898	94.0%
Other revenue	2,341	6.7	2,719	6.0

Total revenues	35,078	100.0%	45,617	100.0%
Expenses:
Salaries and benefits	18,604	53.0	23,513	51.5
Medical supplies	598	1.7	1,049	2.3
Facility rent expenses	1,301	3.7	1,286	2.8
Other operating expenses	2,169	6.2	1,959	4.3
General and administrative expenses	5,011	14.3	5,159	11.3
Depreciation and amortization	1,454	4.1	1,963	4.3
Provision for doubtful accounts	901	2.6	1,673	3.7
Interest expense, net	544	1.6	793	1.7
Impairment loss	284	0.8	—	0.0

Total expenses	30,866	88.0	37,395	81.9

Income before minority interests	4,212	12.0	8,222	18.1
Minority interests in net losses (earnings) of consolidated entities	(28)	-0.1	50	0.1

Income before income taxes	4,184	11.9	8,272	18.2
Income tax expense	—	0.0	3,301	7.2

Net income	$4,184	11.9%	$4,971	11.0%

Pro forma income data:
Income before provision for income taxes, as reported	$4,184	11.9%
Pro forma income taxes	1,674	4.8

Pro forma net income	$2,510	7.1%

The following table presents summaries of results of operations for the years ended December 31, 2002, 2003 and 2004 (dollars in thousands). This information has been derived from the consolidated statements of income included elsewhere in this Form 10-K/A.

	Year Ended December 31,
	2002		2003		2004
	(Restated)		(Restated)		(Restated)
Revenues:
Net patient service revenue	$104,438	94.0%	$129,197	93.2%	$161,349	94.2%
Other revenue	6,682	6.0	9,483	6.8	10,024	5.8

Total revenues	111,120	100.0	138,680	100.0	171,373	100.0
Expenses:
Salaries and benefits	57,248	51.5	72,146	52.0	87,059	50.8
Medical supplies	2,312	2.1	2,226	1.6	3,608	2.1
Facility rent expenses	3,744	3.4	4,656	3.4	5,347	3.1
Other operating expenses	7,194	6.5	8,690	6.3	7,561	4.4
General and administrative expenses	10,475	9.4	16,400	11.8	19,671	11.5
Depreciation and amortization	4,283	3.8	5,202	3.8	6,860	4.0
Provision for doubtful accounts	3,365	3.0	3,375	2.4	5,852	3.4
Interest expense, net	2,615	2.4	2,053	1.5	3,435	2.0
Impairment loss	—	0.0	284	0.2	—	0.0

Total expenses	91,236	82.1	115,032	83.0	139,393	81.3

Income before minority interests	19,884	17.9	23,648	17.0	31,980	18.7
Minority interests in net losses (earnings) of consolidated entities	23	0.0	(7)	0.0	55	0.0

Income before cumulative effect of change in accounting principle and income taxes	19,907	17.9	23,641	17.0	32,035	18.7
Cumulative effect of change in accounting principle	(963)	0.9	—	0.0	—	0.0

Income before income taxes	18,944	17.0	23,641	17.0	32,035	18.7
Income tax expense	—	0.0	—	0.0	22,847	13.3

Net income	$18,944	17.0%	$23,641	17.0%	$9,188	5.4%

Pro forma income data:
Income before provision for income taxes, as reported	$18,944	17.0%	$23,641	17.0%	$32,035	18.7%
Pro forma income taxes	7,966	7.2	9,456	6.8	12,814	7.5

Pro forma net income	$10,978	9.8%	$14,185	10.2%	$19,221	11.2%

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

Facility rent expenses. Facility rent expenses remained unchanged at approximately $1.3 million for the three months ended December 31, 2003 and for the three months ended December 31, 2004. Facility rent expenses as a percentage of total revenues decreased from 3.7% for the three months ended December 31, 2003 to 2.8% for the three months ended December 31, 2004. Facility rent expenses consist of rent expense associated with our treatment center locations.

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

Depreciation and amortization. Depreciation and amortization increased by $0.5 million, or 35.0%, from $1.5 million for the three months ended December 31, 2003 to $2.0 million for the three months ended December 31, 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 4.1% for the three months ended December 31, 2003 to 4.3% for the three months ended December 31, 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the fourth quarter of 2003 and 2004 in expanded regional markets in Alabama, New Jersey and Rhode Island.

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

Net income and pro forma net income Net income increased by $2.5 million, or 98.0%, from $2.5 million in pro forma net income for the three months ended December 31, 2003 to $5.0 million for the three months ended December 31, 2004. Net income and pro forma net income represents 11.0% and 7.1% of total revenues for the three months ended December 31, 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 14.8%, from $4.7 million in 2003 to $5.4 million in 2004. Facility rent expenses as a percentage of total revenues decreased from 3.4% in 2003 to 3.1% in 2004. Approximately $0.5 million related to the expansion into new regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island. The remaining increase related to our existing regional networks.

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

Depreciation and amortization. Depreciation and amortization increased by $1.7 million, or 31.9%, from $5.2 million in 2003 to $6.9 million in 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.8% in 2003 to 4.0% in 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.8 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 and 2004 in expanded regional markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island.

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

Pro forma net income Pro forma net income increased by $5.0 million, or 35.5%, from $14.2 million in 2003 to $19.2 million in 2004. Pro forma net income represents 11.2% and 10.2% of total revenues in 2004 and 2003, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Facility rent expenses. Facility rent expenses increased by $1.0 million, or 24.4%, from $3.7 million in 2002 to $4.7 million in 2003. Facility rent expenses as a percentage of total revenues were unchanged from 2002 to 2003. The increase in facility rent expenses was primarily due to an approximate $0.7 million increase related to the full year impact of rental expense associated with new facilities added in 2002 and approximately $0.1 million related to the development of new centers in the third and fourth quarters of 2003.

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

Depreciation and amortization. Depreciation and amortization increased by $0.9 million, or 21.5%, from $4.3 million in 2002 to $5.2 million in 2003. Depreciation and amortization expenses as a percentage of total revenues remained constant at 3.8%. Approximately $0.6 million of the increase in depreciation and amortization was due to an increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks and approximately $0.1 million due to the acquisition of radiation center assets in 2003 in expanded regional markets in Key West, Florida, Kentucky and Alabama.

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

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2004
(Restated)
Maximum permitted consolidated leverage ratio	<3.25 to 1.00	1.50 to 1.00
Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	1.93 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	12.92 to 1.00
Minimum permitted consolidated net worth	>$42.2 million	$66.3 million
Maximum capital expenditures—last 12 months	<$25 million	$23.2 million

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”) as a replacement to FASB Statement No. 123 “Accounting for Stock Based Compensation” (“Statement 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure pro forma net income and earnings per share in Note 3 to our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report which is incorporated herein by reference.

Item 9A.	Controls and Procedures

In May 2005 we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. We also determined that our previously issued audited consolidated financial statements for the fiscal years 2004, 2003 and 2002 should be restated.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting certain leasehold depreciable lives and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period.

(a)Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that, solely as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of December 31, 2004, the end of the period covered by this report, in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b)Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits

The Exhibits are incorporated by reference to the Exhibit Index following this Annual Report on form 10-K/A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As more fully described in Note 2 – Restatement of Previously Issued Financial Statements, to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 have been restated to correct the accounting for certain leases and depreciation of leasehold improvements.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

February 14, 2005, except for Notes 2, 3, 6, 10, and 18,

as to which the date is May 10, 2005

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2002	2003	2004
	(Restated)	(Restated)	(Restated)
Net patient service revenue	$104,437,893	$129,197,497	$161,349,027
Other revenue	6,682,128	9,482,837	10,024,283

Total revenues	111,120,021	138,680,334	171,373,310
Salaries and benefits	57,248,353	72,145,654	87,059,350
Medical supplies	2,311,782	2,226,288	3,608,467
Facility rent expenses	3,742,877	4,655,882	5,346,745
Other operating expenses	7,194,748	8,689,514	7,560,469
General and administrative expenses	10,475,313	16,400,267	19,671,484
Depreciation and amortization	4,283,486	5,202,543	6,859,570
Provision for doubtful accounts	3,364,538	3,374,587	5,852,325
Interest expense, net	2,614,869	2,052,712	3,435,121
Impairment loss	—	284,491	—

Total expenses	91,235,966	115,031,938	139,393,531

Income before minority interests	19,884,055	23,648,396	31,979,779
Minority interests in net losses (earnings) of consolidated entities	23,373	(7,266)	55,123

Income before cumulative effect of change in accounting principle and income taxes	19,907,428	23,641,130	32,034,902
Cumulative effect of change in accounting principle	(963,293)	—	—

Income before income taxes	18,944,135	23,641,130	32,034,902
Income tax expense	—	—	22,846,460

Net income	18,944,135	23,641,130	9,188,442
Other comprehensive income:
Unrealized (loss) gain on derivative interest rate swap agreements, net of tax	—	(37,058)	45,748

Comprehensive income	$18,944,135	$23,604,072	$9,234,190

Net income per common share outstanding—basic	$1.14	$1.39	$0.45

Net income per common share outstanding—diluted	$1.04	$1.28	$0.44

Weighted average shares outstanding:
Basic	16,653,542	16,974,471	20,292,117

Diluted	18,265,182	18,470,880	21,031,968

Unaudited Pro forma income data:
Income before income taxes, as reported	$18,944,135	$23,641,130	$32,034,902
Pro forma income taxes	7,965,919	9,456,452	12,813,961

Pro forma net income	$10,978,216	$14,184,678	$19,220,941

Pro forma net income per common share outstanding—basic	$0.66	$0.84	$0.95

Pro forma net income per common share outstanding—diluted	$0.60	$0.77	$0.91

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,606,278	$5,018,608
Marketable securities, at market	—	2,400,000
Accounts receivable, less allowances for uncollectible accounts of $6,983,290 and $8,985,710 at December 31, 2003 and 2004, respectively	22,815,688	25,834,381
Income taxes receivable	—	425,763
Prepaid expenses	2,920,342	2,881,956
Current portion of notes receivable from related parties	122,107	—
Current portion of lease receivable	597,112	653,175
Inventories	802,027	1,064,516
Other	1,136,118	679,703

Total current assets	30,999,672	38,958,102
Notes receivable from related parties, less current portion	540,061	—
Lease receivable, less current portion	1,883,244	1,230,069
Equity investments in joint ventures	1,228,886	1,421,900
Property and equipment, net	65,320,783	82,999,816
Goodwill, net	24,915,162	35,442,050
Intangible assets, net	717,958	1,328,426
Other assets	2,430,531	6,796,870

Total assets	$128,036,297	$168,177,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,464,249	$2,954,935
Accrued expenses	11,865,700	9,482,549
Deferred income taxes	—	1,728,513
Current portion of long-term debt	8,065,406	9,620,333

Total current liabilities	23,395,355	23,786,330
Long-term debt, less current portion	51,745,781	56,482,552
Other long-term liabilities	1,755,742	2,004,957
Deferred income taxes	—	15,478,954
Minority interest in consolidated entities	1,561,045	4,104,171

Total liabilities	78,457,923	101,856,964
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized, 17,281,920 and 22,489,314 shares issued and outstanding at December 31, 2003 and 2004, respectively	1,728	2,249
Additional paid-in capital	16,615,798	69,686,507
Retained earnings (deficit)	35,643,067	(1,609,646)
Notes receivable from shareholders	(2,645,161)	(1,767,531)
Accumulated other comprehensive (loss) income, net of tax	(37,058)	8,690

Total shareholders’ equity	49,578,374	66,320,269

Total liabilities and shareholders’ equity	$128,036,297	$168,177,233

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net income	$18,944,135	$23,641,130	$9,188,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,151,219	5,048,328	6,606,314
Amortization	132,267	154,215	253,256
Deferred rent expense	227,271	177,162	149,214
Write down of machine parts inventory	—	—	1,222,745
Deferred income tax provision	—	—	17,207,467
Stock based compensation	—	—	407,918
Loss on investment	100,000	—	—
Impairment loss on goodwill	—	284,491	—
Cumulative effect of change in accounting principle	963,293	—	—
Provision for bad debts	3,364,538	3,374,587	5,852,325
Loss on the sale of property and equipment	216,108	16,178	91,807
Unrealized gain on interest rate swap agreements	(799,902)	—	—
Minority interest in net (losses) earnings of consolidated entities	(23,373)	7,266	(55,123)
Write off of loan costs	—	—	335,734
Equity interest in net income of joint ventures	(25,140)	(8,943)	(193,014)
Changes in operating assets and liabilities:
Accounts receivable	(9,049,495)	(8,043,956)	(8,871,018)
Income taxes receivable	—	—	(425,763)
Inventories	(322)	14,631	(262,489)
Prepaid expenses	(618,789)	(1,396,381)	30,234
Accounts payable	357,402	1,467,268	(992,972)
Accrued expenses	4,218,504	2,550,623	(2,345,910)

Net cash provided by operating activities	22,157,716	27,286,599	28,199,167
Cash flows from investing activities
Purchases of property and equipment	(10,697,521)	(9,790,934)	(16,917,861)
Acquisition of radiation centers	(7,642,488)	(12,078,122)	(8,069,302)
Proceeds from sale of property and equipment	253,012	1,458,807	951,010
(Issuance) receipts of principal payments on notes receivable from shareholders	—	(662,168)	662,168
Purchases of marketable securities, net	—	—	(2,400,000)
Change in lease receivable	490,241	454,647	597,112
Change in other assets	402,447	(123,903)	(56,674)

Net cash used in investing activities	(17,194,309)	(20,741,673)	(25,233,547)
Cash flows from financing activities
Proceeds from issuance of debt	14,151,363	13,700,000	59,100,000
Principal repayments of debt	(6,225,525)	(10,857,033)	(61,331,299)
Proceeds from public offering of common stock, net of expenses	—	—	46,781,061
Proceeds from issuance of common stock	54,418	50,202	37,905
Proceeds from investment by minority interest holder in consolidated entities	135,000	—	—
Purchase of treasury stock	(671,000)	—	—
Proceeds from exercise of stock options	580,961	1,008,715	2,316,346
Payments of notes receivable from shareholders	159,619	358,769	877,630
Distributions to shareholders	(10,000,000)	(12,130,000)	(46,441,155)
Payments of loan costs	(551,704)	(363,711)	(1,893,778)

Net cash used in financing activities	(2,366,868)	(8,233,058)	(553,290)

Net increase (decrease) in cash and cash equivalents	2,596,539	(1,688,132)	2,412,330
Cash and cash equivalents, beginning of year	1,697,871	4,294,410	2,606,278

Cash and cash equivalents, end of year	$4,294,410	$2,606,278	$5,018,608

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balance, January 1, 2002, restated	16,397,863	$1,639	$13,790,286	$16,205,022	$(2,157,179)	$—	—	$—	$27,839,768
Net income, restated	—	—	—	18,944,135	—	—	—	—	18,944,135
Distributions to shareholders	—	—	—	(10,000,000)	—	—	—	—	(10,000,000)
Issuance of common stock	317,763	32	1,773,986	—	(1,419,600)	—	—	—	354,418
Payment of notes receivable from shareholders	—	—	—	—	159,619	—	—	—	159,619
Purchase of treasury stock, at cost	—	—	—	—	—	—	(50,000)	(671,000)	(671,000)
Exercise of stock options	272,388	27	580,934	—	—	—	—	—	580,961
Retirement of treasury stock	(91,500)	(9)	(174,991)	(496,000)	—	—	50,000	671,000	—

Balance, December 31, 2002, restated	16,896,514	1,689	15,970,215	24,653,157	(3,417,160)	—	—	—	37,207,901
Net income, restated	—	—	—	23,641,130	—	—	—	—	23,641,130
Distributions to shareholders	—	—	—	(12,130,000)	—	—	—	—	(12,130,000)
Issuance of common stock	5,984	1	50,201	—	—	—	—	—	50,202
Payment of notes receivable from shareholders	—	—	—	—	358,769	—	—	—	358,769
Unrealized loss on interest rate swap agreement	—	—	—	—	—	(37,058)	—	—	(37,058)
Purchase of treasury stock, at cost	—	—	—	—	709,800	—	(70,000)	(1,231,085)	(521,285)
Exercise of stock options	507,522	51	1,305,234	—	(296,570)	—	—	—	1,008,715
Retirement of treasury stock	(128,100)	(13)	(709,852)	(521,220)	—	—	70,000	1,231,085	—

Balance, December 31, 2003, restated	17,281,920	1,728	16,615,798	35,643,067	(2,645,161)	(37,058)	—	—	49,578,374
Net income, restated	—	—	—	9,188,442	—	—	—	—	9,188,442
Distributions to shareholders	—	—	—	(46,441,155)	—	—	—	—	(46,441,155)
Issuance of common stock	3,303	1	37,904	—	—	—	—	—	37,905
Payment of notes receivable from shareholders	—	—	—	—	877,630	—	—	—	877,630
Unrealized gain on interest rate swap agreement, net	—	—	—	—	—	45,748	—	—	45,748
Exercise of stock options	932,706	93	2,316,253	—	—	—	—	—	2,316,346
Issuance of common stock in initial public offering, net of expenses	4,000,000	400	46,780,661	—	—	—	—	—	46,781,061
Compensation to outside consultants	—	—	407,918	—	—	—	—	—	407,918
Issuance of common stock in connection with the acquisition of Devoto Construction, Inc.	271,385	27	3,527,973	—	—	—	—	—	3,528,000

Balance, December 31, 2004, restated	22,489,314	$2,249	$69,686,507	$(1,609,646)	$(1,767,531)	$8,690	—	$—	$66,320,269

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

2. Restatement of Previously Issued Financial Statements

Following a review of the Company’s lease accounting practices in the first quarter of 2005, the Company corrected its method of accounting for leases related to treatment centers that are located on leased land as well as for certain treatment centers with operating leases. To reflect this correction, the Company restated its consolidated financial statements as of December 31, 2001.

Historically, when accounting for leases with annual fixed-rent escalations, the Company recorded rent expense each year on the basis of the actual scheduled rent payment for each year rather than on a straight-line basis. Depreciation of certain leasehold improvements on those properties occurred over a period that exceeded the initial non-cancelable lease period and renewal options.

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

Below is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2004 and 2003, as well as the effects of these changes on the Company’s consolidated statements of income and comprehensive income for the years ended December 31, 2004, 2003 and 2002. The cumulative amount of the restatement is an increase in the deferred rent liability of $1,294,957, an increase in accumulated depreciation of $380,562, an increase in income taxes receivable of $61,579 and a decrease in deferred income tax liabilities of $592,246. As a result, retained earnings at December 31, 2004 decreased by $1,021,694. Depreciation and amortization expense for fiscal years ended December 31, 2004, 2003 and 2002 increase by $132,194, $128,065 and $120,303, respectively and rent expense increased by $149,214, $177,162 and $227,271 for the years ended December 31, 2004, 2003 and 2002, respectively. The restatement increased reported diluted net income per common share by $0.02 for the fiscal year ended December 31, 2004 and decreased reported diluted net income per common share by $0.02 for each of the fiscal years ended December 31, 2003 and 2002. The cumulative effect of the restatement for all years prior to fiscal year 2002 was $741,310, which was recorded as an adjustment to stockholders’ equity as of December 31, 2001. The Company did not present a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above referenced years as the net impact for each year is zero.

	Consolidated Balance Sheet
December 31, 2004	As Previously Reported	Adjustments	As Restated
Income taxes receivable	$364,184	$61,579	$425,763
Property and equipment, net	83,380,378	(380,562)	82,999,816
Other long-term liabilities	710,000	1,294,957	2,004,957
Deferred income taxes	16,071,200	(592,246)	15,478,954
Retained deficit	(587,952)	(1,021,694)	(1,609,646)

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Consolidated Statement of Income and Comprehensive Income
Year ended December 31, 2004	As previously Reported	Adjustments	As Restated
Facility rent expenses	$5,197,531	$149,214	$5,346,745
Depreciation and amortization	6,727,376	132,194	6,859,570
Total expenses	139,112,123	281,408	139,393,531
Income before income taxes	32,316,310	(281,408)	32,034,902
Income tax expense	23,500,285	(653,825)	22,846,460
Net income	8,816,025	372,417	9,188,442
Net income per share:
Basic	$0.43	$0.02	$0.45
Diluted	$0.42	$0.02	$0.44

	Consolidated Balance Sheet
December 31, 2003	As Previously Reported	Adjustments	As Restated
Property and equipment, net	$65,569,152	$(248,369)	$65,320,783
Other long-term liabilities	610,000	1,145,742	1,755,742
Retained earnings	37,037,178	(1,394,111)	35,643,067

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Consolidated Statement of Income and Comprehensive Income
Year ended December 31, 2003	As previously Reported	Adjustments	As Restated
Facility rent expenses	$4,478,720	$177,162	$4,655,882
Depreciation and amortization	5,074,478	128,065	5,202,543
Total expenses	114,726,711	305,227	115,031,938
Income before income taxes	23,946,357	(305,227)	23,641,130
Income tax expense	—	—	—
Net income	23,946,357	(305,227)	23,641,130
Net income per share:
Basic	$1.41	$(0.02)	$1.39
Diluted	$1.30	$(0.02)	$1.28

	Consolidated Statement of Income and Comprehensive Income
Year ended December 31, 2002	As previously Reported	Adjustments	As Restated
Facility rent expenses	$3,515,606	$227,271	$3,742,877
Depreciation and amortization	4,163,183	120,303	4,283,486
Total expenses	90,888,392	347,574	91,235,966
Income before income taxes	19,291,709	(347,574)	18,944,135
Income tax expense	—	—	—
Net income	19,291,709	(347,574)	18,944,135
Net income per share:
Basic	$1.16	$(0.02)	$1.14
Diluted	$1.06	$(0.02)	$1.04

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

See Note 18 for the impact of the restatement on 2004 and 2003 quarterly information.

3. Summary of Significant Accounting Policies

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Cost of Revenues

The cost of revenues for each of the years ended December 31, 2002, 2003 and 2004, are approximately $64,167,000, $80,121,000, and $95,032,000, respectively.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of shareholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate Senior Credit Facility (see Note 11). The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the consolidated statements of income. The related accrued receivable or payable is included in other assets or accrued expenses.

On March 31, 2003, the Company entered into an interest rate swap agreement to hedge the effect of changes in interest rates on a portion of its floating rate Senior Credit Facility (Note 11). The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to a particular risk). The notional amount of the swap agreement is $6.6 million. The effect of this agreement is to fix the interest rate exposure to 2.03% plus a margin on $6.6 million of the Company’s Senior Credit Facility. The interest rate swap agreement expires in March 2005. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counter parties. The fair value of the Company’s interest rate swap agreements at December 31, 2004 is an asset of $8,690 and is included in other current assets in the accompanying consolidated balance sheets. At December 31, 2003, the fair value of the Company’s interest rate swap agreement is a liability of $37,058 which is included in accrued expenses in the accompanying consolidated balance sheets. There were no amounts recorded in the income statement related to the interest rate swap agreement due to hedge ineffectiveness.

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Major asset classifications and useful lives are as follows:

Buildings and leasehold improvements	10-39 years
Office, computer and telephone equipment	5-10 years
Medical and medical testing equipment	5-10 years
Automobiles and vans	5 years

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

New Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”), which is a revision of FASB Statement No. 123 “Accounting for Stock Based Compensation” (“Statement 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends FASB Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The Company expects to adopt Statement 123 (R) on January 1, 2006. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position.

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2002, 2003 and 2004.

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

Stock-Based Compensation

The Company maintains a Stock Option Plan (the Plan), which is described more fully in Note 15. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value method of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows:

	Year Ended December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)
Pro forma net income as reported	$10,978,216	$14,184,678	$19,220,941
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(211,952)	(153,596)	(1,436,678)

Adjusted pro forma net income	$10,766,264	$14,031,082	$17,784,263

Adjusted net income or pro forma net income per share:
Basic—pro forma as reported	$0.66	$0.84	$0.95

Basic—adjusted pro forma	$0.65	$0.83	$0.88

Diluted—pro forma as reported	$0.60	$0.77	$0.91

Diluted—adjusted pro forma	$0.59	$0.76	$0.85

Adjusted pro forma weighted average common shares outstanding—basic	16,653,542	16,974,471	20,292,117

Adjusted pro forma weighted average common and common equivalent shares outstanding—diluted	18,211,083	18,424,224	20,830,244

Weighted average fair value of option grants	$2.41	$—	$4.77

The fair value of each option grant was estimated on the date of grant using the Minimum Value option pricing model for 2002. No options were granted in 2003. For 2004, the fair value of each option grant was estimated on the date of grant using the Black Scholes Model with the following assumptions: risk free interest rate of 3.14% and 4.02% for December 31, 2002 and 2004, respectively; no dividend yield; expected life of 6.4, and 5.0 years, for December 31, 2002 and 2004 respectively; and volatility of 0% and 30% for December 31, 2002 and 2004, respectively.

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Earnings per share

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

5. Marketable Securities

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2004
	(Restated)	(Restated)
Land	$4,518,618	$5,423,504
Buildings and leasehold improvements	27,718,589	35,229,140
Office, computer and telephone equipment	7,792,178	10,619,229
Medical and medical testing equipment	51,569,967	63,502,775
Automobiles and vans	1,488,551	1,530,301

	93,087,903	116,304,949
Less accumulated depreciation	(29,100,584)	(34,934,527)

	63,987,319	81,370,422
Construction in progress	1,333,464	1,629,394

	$65,320,783	$82,999,816

7. Capital Lease Arrangements

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

$2,137,830

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

8. Goodwill and Intangible Assets

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2002	2003	2004
Balance, beginning of year	$10,496,399	$16,956,232	$24,915,162
Goodwill recorded during the year	7,423,126	8,243,421	10,526,888
Impairment losses	(963,293)	(284,491)	—

Balance, end of year	$16,956,232	$24,915,162	$35,442,050

9. Acquisitions

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	2002	2003	2004
Fair value of assets acquired excluding cash:
Accounts receivable, net	$—	$444,000	$—
Inventories	160,000	15,000	—
Other current assets	9,000	35,000	—
Other non-current assets	—	120,000	201,000
Property and equipment	2,933,000	3,256,000	2,654,000
Intangible assets	375,000	240,000	715,000
Goodwill	8,423,000	7,243,000	10,527,000
Current liabilities	—	(100,000)	—
Minority interest	—	(174,000)	—

	$11,900,000	$11,079,000	$14,097,000

10. Income Taxes

Significant components of the income tax provision for the year ended December 31, 2004 are as follows:

Current provision:
Federal	$5,112,875
State	526,118
Deferred provision:
Federal	15,602,010
State	1,605,457

Total income tax provision	$22,846,460

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the year ended December 31, 2004 follows:

Federal statutory rate	35.0%
State income taxes, net of federal income tax benefit	3.4
Income tax effect attributable to portion of year the Company was recognized as an S-Corporation for federal income tax purposes	(20.0)
Income tax effect of conversion from an S-Corporation to a C-Corporation	52.7
Other	0.2

Total income tax provision	71.3%

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2004:

Deferred income tax assets:
Provision for doubtful accounts	$2,114,098
State net operating loss carryforwards	227,933
Deferred rent liability	470,863
Other	735,703

3,548,597
Less: Valuation allowance	—

Net deferred income tax assets	$3,548,597

Deferred income tax liabilities:
Property and equipment	$(12,879,003)
Intangible assets	(1,388,709)
Income tax effect of conversion from an S-Corporation to a C-Corporation	(4,071,185)
Prepaid expense	(735,062)
Partnership interests	(1,682,105)

Total deferred tax liabilities	(20,756,064)

Net deferred income tax liabilities	$(17,207,467)

At December 31, 2004, state net operating loss carryforwards (expiring in years 2011 through 2024) available to offset future taxable income approximated $4.2 million (primarily in Florida and New Jersey). Utilization of net operating loss carryforwards in any one year may be limited.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Long-Term Debt

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

12. Joint Ventures

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

13. Commitments and Contingencies

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Tax Indemnification Agreements

Prior to the consummation of the Offering, the Company entered into an S Corporation Tax Allocation and Indemnification Agreements (the Tax Agreements) with its current shareholders relating to their respective income tax liabilities. Because the Company will be fully subject to corporate income taxation after the consummation of the Offering, the reallocation of income and deductions between the periods during which the Company was treated as an S corporation and the periods during which the Company will be subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Accordingly, the Tax Agreements are intended to include provisions such that taxes are borne by the Company, on the one hand, and the shareholder, on the other, only to the extent that such parties were required to report the related income for tax purposes.

Development Agreement

The Company has a commitment to develop a radiation therapy center with a land partnership owned by certain of the Company’s shareholders. The construction and development of the radiation therapy center is expected to be completed in 2005.

14. Retirement Plan

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15. Stock Purchase and Option Plans

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

In April 2004, our Board of Directors adopted the 2004 Stock Incentive Plan (2004 Option Plan) under which the Company has authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors and consultants. In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes (i) 1,141,922 shares that were reserved but unissued under the 1997 Plan (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$1.91 - $2.80	340,642	$2.73
$3.01	256,200	3.01
$5.54 - $13.00	32,940	7.33

	629,782	$3.08

16. Related Party Transactions

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

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

$530,000 and $240,000 for the years ended December 31, 2002 and 2003 and for the five months ended May 31, 2004 respectively.

The Company provides funds to certain land partnerships and a general contractor, which are owned by certain of the Company’s shareholders. The funds are for start-up costs and monthly charges for the allocated costs. The balances due from these entities were approximately $6,000, and $140,000 at December 31, 2003, and 2004 respectively. The Company received services from a general contractor, which is owned by certain of the Company’s shareholders for remodeling and real property improvements at its facilities. Payments made by the Company to the general contractor were approximately $336,000, $771,000, and $258,000 for the years ended December 31, 2002 and 2003 and six months ended June 30, 2004 respectively. In June 2004, the Company purchased the assets of the general contractor with the issuance of shares for approximately $3.5 million.

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

17. Pro Forma Disclosure (Unaudited)

Pro forma taxes: The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. In connection with the closing of the Company’s initial public offering in June, 2004 the S corporation election was terminated and, accordingly, the Company became subject to U.S. federal and state income taxes. Upon termination of the S corporation election, current and deferred income taxes reflecting the tax effects of temporary differences between the Company’s consolidated financial statement and tax basis of certain assets and liabilities became liabilities of the Company. These liabilities are reflected on the consolidated balance sheets with a corresponding expense in the consolidated statements of income and comprehensive income. See note 10 “Income Taxes.” The 2002 and 2003 proforma net income includes pro forma income taxes as if the Company were subject to tax during the respective periods using an effective rate of approximately 40%.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

18. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein. The pro forma net income represents net income adjusted to assume a 40% effective income tax rate for comparability of quarterly earnings and per share data.

	2003
	First	Second	Third	Fourth
Revenues	$34,508,647	$37,068,557	$32,024,724	$35,078,406
Pro forma net income:
As previously reported	5,146,153	4,607,057	2,057,960	2,556,187
As restated	5,100,824	4,561,274	2,012,177	2,510,403

Earnings per share:
Basic:
As previously reported	$0.31	$0.27	$0.12	$0.15
As restated	$0.30	$0.27	$0.12	$0.15

Diluted:
As previously reported	$0.28	$0.25	$0.11	$0.14
As restated	$0.28	$0.25	$0.11	$0.14

	2004
	First	Second	Third	Fourth
Revenues	$42,948,664	$42,133,301	$40,674,138	$45,617,207
Pro forma net income:
As previously reported	6,167,028	5,298,964	2,917,693	5,006,101
As restated	6,124,969	5,256,902	2,875,631	4,963,439

Earnings per share:
Basic:
As previously reported	$0.35	$0.28	$0.13	$0.22
As restated	$0.35	$0.28	$0.13	$0.22

Diluted:
As previously reported	$0.33	$0.27	$0.13	$0.22
As restated	$0.33	$0.27	$0.12	$0.22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on May 16, 2005.

RADIATION THERAPY SERVICES INC.

By:	/s/ DANIEL E. DOSORETZ, M.D.
Daniel E. Dosoretz, M.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ HOWARD M. SHERIDAN, M.D. Howard M. Sheridan, M.D.	Chairman of the Board	May 16, 2005

/s/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2005

/s/ DAVID M. KOENINGER David M. Koeninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 16, 2005

/s/ JOSEPH BISCARDI Joseph Biscardi	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 16, 2005

/s/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Medical Director, Secretary and Director	May 16, 2005

/s/ MICHAEL J. KATIN, M.D. Michael J. Katin, M.D.	Director	May 16, 2005

/s/ HERBERT F. DORSETT Herbert F. Dorsett	Director	May 16, 2005

/s/ RONALD E. INGE Ronald E. Inge	Director	May 16, 2005

/s/ JAMES C. WEEKS James C. Weeks	Director	May 16, 2005

/s/ LEO DOERR Leo Doerr	Director	May 16, 2005

/s/ SOLOMON AGIN, D.D. Solomon Agin, D.D.	Director	May 16, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.3	6/15/04

3.2	Amended and Restated Bylaws of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.4	6/15/04

4.1	Form of Radiation Therapy Services, Inc. common stock certificate	S-1/A	333-114603	4.1	5/21/04

4.2	Third Amended and Restated Credit Agreement among the Company, the financial institutions parties thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Documentation Agent dated as of March, 2004; Form of Term Loan A Note; Form of Revolving Note; Form of Swing Line Note; Form of Term Loan B Note	S-1	333-114603	4.2	4/19/04

4.3	Amendment Agreement No. 1 to Third Amended and Restated Credit Agreement made and entered into as of October 8, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement.	8-K	000-50802	10.1	10/12/04

4.4	Amendment Agreement No. 2 to Third Amended and Restated Credit Agreement made and entered into as of October 11, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement.	8-K	000-50802	10.2	10/12/04

10.1	Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and Katin, Dosoretz Radiation Therapy Associates, P.A. for premises in Ft. Myers, Florida. Effective July 31, 1997, Katin, Dosoretz Radiation Therapy Associates, P.A. changed its name to 21st Century Oncology, Inc.	S-1	333-114603	10.1	4/19/04

10.2	Lease Agreement dated May 1, 1999 between Colonial Radiation Associates and Radiation Therapy Services, Inc. for premises in Ft. Myers, Florida	S-1	333-114603	10.2	4/19/04

10.3	Lease dated December 3, 1999 between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc. for premises in Henderson, Nevada	S-1	333-114603	10.3	4/19/04

10.4	Lease dated December 31, 1999 between Tamarac Radiation Associates and 21st Century Oncology, Inc. for premises in Tamarac, Florida	S-1	333-114603	10.4	4/19/04

10.5	Lease dated January 1, 2001 between Bonita Radiation Associates and 21st Century Oncology, Inc. for premises in Bonita Springs, Florida	S-1	333-114603	10.5	4/19/04

10.6	Lease dated October 25, 2000 between North Naples Extension and 21st Century Oncology, Inc. for premises in Naples, Florida	S-1	333-114603	10.6	4/19/04

10.7	Lease Agreement dated May 21, 2001 between Fort Walton Radiation Associates, LLP and 21st Century Oncology, Inc. for premises in Fort Walton Beach, Florida	S-1	333-114603	10.7	4/19/04

10.8	Lease Agreement dated November 13, 2000 between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC for premises in Palm Beach County, Florida	S-1	333-114603	10.8	4/19/04

10.9	Lease dated May 1, 2002 between Bradenton Radiation Associates and 21st Century Oncology, Inc. for premises in Bradenton, Florida	S-1	333-114603	10.9	4/19/04

10.10	Lease Agreement dated October 1, 2002 between 21st Century Oncology, Inc. and Plantation Radiation Associates for premises in Plantation, Florida	S-1	333-114603	10.10	4/19/04

10.11	Lease Agreement dated January 21, 2003 between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated for premises in Yonkers, New York	S-1	333-114603	10.11	4/19/04

10.12	Lease dated February 1, 2003 between Lehigh Radiation Associates and 21st Century Oncology, Inc. for premises in Lehigh Acres, Florida	S-1	333-114603	10.12	4/19/04

10.13	Lease dated November 19, 2003 between Destin Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Santa Rosa Beach, Florida	S-1	333-114603	10.13	4/19/04

10.14	Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C.	S-1/A	333-114603	10.14	5/21/04

10.15	Administrative Services Agreement dated January 1, 1999 between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A.; Addendum dated January 1, 2000 for Yonkers; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1/A	333-114603	10.15	5/21/04

10.16	Addendum dated January 1, 2005	10-K	000-50802	10.16	2/18/05

10.17	Administrative Services Agreement dated January 1, 2002 between North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A.; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.16	4/19/04

10.18	Addendum dated January 1, 2005	10-K	000-50802	10.18	2/18/05

10.19	Administrative Services Agreement dated January 9, 1998 between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp.; Addendum dated January 1, 1999; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.17	4/19/04

10.20	Addendum dated January 1, 2005	10-K	000-50802	10.20	2/18/05

10.21	Administrative Services Agreement dated October 31, 1998 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004	S-1	333-114603	10.18	4/19/04

10.22	Addendum dated January 1, 2005	10-K	000-50802	10.22	2/18/05

10.23

Administrative Services Agreement between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation dated August 1, 2003

Addendum dated January 1, 2004;

Addendum dated January 1, 2005.

10.24 +	Second Amended and Restated 1997 Stock Option Plan	S-1	333-114603	10.19	4/19/04

10.25 +	Radiation Therapy Services, Inc. 2004 Stock Incentive Plan	S-1/A	333-114603	10.20	6/2/04

10.26 +	Performance Based Bonus Plan as of April 2004	S-1/A	333-114603	10.21	5/21/04

10.27 +	Executive Employment Agreement of Daniel E. Dosoretz, M.D.	S-1/A	333-114603	10.22	5/21/04

10.28	Physician Employment Agreement between Daniel E. Dosoretz, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.23	5/21/04

10.29	Physician Employment Agreement between Michael J. Katin, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.25	6/2/04

10.30 +	Executive Employment Agreement of James H. Rubenstein, M.D.	S-1/A	333-114603	10.26	5/21/04

10.31	Physician Employment Agreement between James H. Rubenstein, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.27	5/21/04

10.32 +	Executive Employment Agreement of David M. Koeninger	S-1/A	333-114603	10.28	5/21/04

10.33 +	Executive Employment Agreement of Joseph Biscardi	S-1/A	333-114603	10.29	5/21/04

10.34	Form of Transition Agreement and Stock Pledge	S-1	333-114603	10.30	4/19/04

10.35	Third Amended and Restated Credit Agreement among the Company, the financial institutions parties thereto, Bank of America, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Documentation Agent dated as of March, 2004; Form of Term Loan A Note; Form of Revolving Note; Form of Swing Line Note; Form of Term Loan B Note (contained in Exhibit 4.2).	S-1/A	333-114603	4.2	4/19/04

10.36	Amendment Agreement No. 1 to Third Amended and Restated Credit Agreement made and entered into as of October 8, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement (contained in Exhibit 4.3).	8-K	000-50802	10.1	10/12/04

10.37	Amendment Agreement No. 2 to Third Amended and Restated Credit Agreement made and entered into as of October 11, 2004 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement (contained in Exhibit 4.4).	8-K	000-50802	10.2	10/12/04

10.38	Insurance Policy issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc.	S-1/A	333-114603	10.42	5/21/04

10.39	Asset Purchase Agreement dated April 15, 2004 for acquisition of Devoto Construction, Inc.	S-1	333-114603	10.43	4/19/04

10.40	S Corporation Tax Allocation and Indemnification Agreements	S-1/A	333-114603	10.44	6/2/04

10.41 +	Employment Agreement of Howard M. Sheridan, M.D.	S-1/A	333-114603	10.49	5/21/04

10.42 +	Form of Indemnification Agreement (Directors and/or Officers)	S-1/A	333-114603	10.50	5/21/04

10.43	Management Services Agreement dated May 1, 2001 between Riverhill MRI Specialists, P.C. d/b/a Rivermed Imaging and Financial Services of Southwest Florida, Inc.	S-1/A	333-114603	10.53	6/2/04

10.44	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated June 1, 2002 between Radiation Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 1 dated September 2003	S-1/A	333-114603	10.54	6/2/04

10.45	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated October 1, 2001 between Radiology Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 2 dated September 2003	S-1	333-114603	10.55	6/2/04

10.46	Development Agreement between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc. dated.	10-K	000-50802	10.46	2/18/05

10.47	Purchasing Agreement between Palm Springs Radiation Enterprises, LLC and DeVoto Construction of Southwest Florida, Inc. dated.	10-K	000-50802	10.47	2/18/05

10.48	Lease dated January 30, 2003 between Crestview Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Crestview, Florida lease effective February 20, 2004.	10-K	000-50802	10.48	2/18/05

10.49	Physician Sharing Agreement between 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. effective August 1, 2003	10-K	000-50802	10.49	2/18/05

10.50	Personal and Services Agreement between Imaging Initatives, Inc and 21st Century Oncology, Inc. effective December 1, 2004	10-K	000-50802	10.50	2/18/05

21.1	List of Subsidiaries	10-K	000-50802	21.1	2/18/05

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Denotes management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.