Form 10-Q
period 2005-03-31
RADIATION THERAPY SERVICES INC
filed 2005-05-16
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

As of May 12, 2005, we had outstanding 22,718,274 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
		(Restated)
	2005	2004
Net patient service revenue	$49,592	$40,462
Other revenue	2,828	2,486

Total revenues	52,420	42,948
Salaries and benefits	25,668	21,098
Medical supplies	1,459	883
Facility rent expenses	1,542	1,333
Other operating expenses	2,082	1,641
General and administrative expenses	5,879	4,297
Depreciation and amortization	2,105	1,541
Provision for doubtful accounts	1,552	1,361
Interest expense, net	922	595
Impairment loss	1,226	—

Total expenses	42,435	32,749

Income before minority interests	9,985	10,199
Minority interests in net losses of consolidated entities	162	9

Income before income taxes	10,147	10,208
Income tax expense	3,850	—

Net income	6,297	10,208
Other comprehensive income:
Unrealized loss on derivative interest rate swap agreement, net of tax	(9)	(10)

Comprehensive income	$6,288	$10,198

Net income per common share outstanding-basic	$0.28	$0.59

Net income per common share outstanding-diluted	$0.27	$0.55

Weighted average shares outstanding:
Basic	22,602	17,444

Diluted	23,366	18,526

Pro forma income data:
Income before income taxes, as reported		$10,208
Pro forma income taxes		4,083

Pro forma net income		$6,125

Pro forma net income per common share outstanding – basic		$0.35

Pro forma net income per common share outstanding - diluted		$0.33

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,770	$5,019
Marketable securities, at market	3,550	2,400
Accounts receivable, net	27,898	25,834
Income taxes receivable	—	426
Prepaid expenses	2,533	2,882
Current portion of lease receivable	668	653
Inventories	1,109	1,065
Other	827	680

Total current assets	49,355	38,959
Lease receivable, less current portion	1,057	1,230
Equity investments in joint ventures	878	1,422
Property and equipment, net	83,891	83,000
Goodwill, net	35,442	35,442
Intangible assets, net	1,193	1,328
Other assets	7,146	6,797

Total assets	$178,962	$168,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$2,955
Accrued expenses	10,129	9,482
Income taxes payable	2,904	—
Deferred income taxes	1,389	1,729
Current portion of long-term debt	9,893	9,620

Total current liabilities	26,851	23,786
Long-term debt, less current portion	56,922	56,483
Other long-term liabilities	1,987	2,005
Deferred income taxes	15,479	15,479
Minority interest in consolidated entities	3,332	4,104

Total liabilities	104,571	101,857
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,718 and 22,489 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	70,520	69,687
Retained earnings (deficit)	4,688	(1,610)
Notes receivable from shareholders	(819)	(1,767)
Accumulated other comprehensive loss, net of tax	—	9

Total shareholders’ equity	74,391	66,321

Total liabilities and shareholders’ equity	$178,962	$168,178

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities
Net income	$6,297	$10,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,970	1,499
Amortization	135	42
Deferred rent expense	33	37
Deferred income tax provision	(340)	—
Stock based compensation	211	—
Impairment loss	1,226	—
Provision for bad debts	1,552	1,361
Loss on the sale of property and equipment	69	—
Minority interests in net losses of consolidated entities	(162)	(9)
Write off of loan costs	355	336
Equity interest in net loss (income) of joint ventures	359	(66)
Changes in operating assets and liabilities:
Accounts receivable	(4,282)	(3,615)
Inventories	(44)	(177)
Prepaid expenses	349	956
Accounts payable	(419)	(340)
Accrued expenses	638	441
Income taxes currently payable	3,330	—

Net cash provided by operating activities	11,277	10,673
Cash flows from investing activities
Purchases of property and equipment	(3,256)	(4,347)
Receipts of principal payments of notes receivable from shareholders	—	30
Purchases of marketable securities	(1,150)	—
Repayments from (loans to) employees	206	(23)
Distribution received from joint venture	185	—
Change in lease receivable	158	144
Change in other assets	36	409

Net cash used in investing activities	(3,821)	(3,787)
Cash flows from financing activities
Proceeds from issuance of debt	—	41,000
Principal repayments of debt	(690)	(3,159)
Proceeds from exercise of stock options	623	1,756
Payments of notes receivable from shareholders	948	83
Distributions to shareholders	—	(3,182)
Payments of loan costs	(586)	(1,576)

Net cash provided by financing activities	295	34,922

Net increase in cash and cash equivalents	7,751	41,808
Cash and cash equivalents, at beginning of period	5,019	2,606

Cash and cash equivalents, at end of period	$12,770	$44,414

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$1,352	$1,898

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Following a review of the Company’s lease accounting practices in the first quarter of 2005, the Company corrected its method of accounting for leases related to treatment centers that are located on leased land as well as for certain treatment centers with operating leases. To reflect this correction, the Company restated its consolidated financial statements as of December 31, 2003.

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

Below is a summary of the effects of these changes on the Company’s consolidated statements of income and comprehensive income for the three months ended March 31, 2004. The cumulative amount of the restatement was an increase in the deferred rent liability of $1.3 million, an increase in income taxes receivable of $0.1 million an increase in accumulated depreciation of $0.4 million, and a decrease in deferred income tax liabilities of $0.6 million at December 31, 2004. As a result, retained earnings at December 31, 2004 decreased by approximately $1.0 million. Depreciation and amortization expense and rent expense for the three months ended March 31, 2004, increased by approximately $33,000, and $37,000, respectively. The Company did not present a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above referenced years as the net impact for each year is zero. The financial statements for all periods presented reflect the corrected lease accounting.

Three months ended March 31, 2004	Consolidated Statement of Income and Comprehensive Income (in thousands)
	As previously Reported	Adjustments	As Restated
Facility rent expenses	$1,296	$37	$1,333
Depreciation and amortization	1,508	33	1,541
Total expenses	32,679	70	32,749
Income before income taxes	10,278	(70)	10,208
Income tax expense	—	—	—
Net income	10,278	(70)	10,208
Net income per share
Basic	$0.59	$—	$0.59
Diluted	$0.55	$—	$0.55

3. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, requires a company to consolidate variable interest entities if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are variable interest entities as defined by FIN No. 46R, and the Company has a variable interest in each of these practices through its administrative services agreements. The Company, through its variable interests in these practices, would absorb a majority of the net losses of these practices, should they occur. Based on these determinations, the Company has included the radiation oncology practices in its consolidated financial statements for all periods presented. All significant intercompany accounts and transactions within the Company have been eliminated.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and as amended on Form 10-K/A for the year ended December 31, 2004.

The cost of revenues for the three months ended March 31, 2005 and 2004 are approximately $28.1 million and $22.5 million, respectively.

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

6. STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value method of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
		(Restated)
Net income or pro forma net income, as reported	$6,297	$6,125
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(618)	(17)

Adjusted pro forma net income	$5,679	$6,108

Adjusted net income or pro forma net income per share:
Basic – as reported	$0.28	$0.35

Basic – adjusted pro forma	$0.25	$0.35

Diluted – as reported	$0.27	$0.33

Diluted – adjusted pro forma	$0.25	$0.33

Adjusted pro forma weighted average common shares outstanding	22,602	17,444

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	23,063	18,498

7. EARNINGS PER SHARE

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

	Three months ended March 31,
	2005	2004
Weighted average common shares outstanding — basic	22,602	17,444
Effect of dilutive options	764	1,082

Weighted average common and common equivalent shares outstanding — diluted	23,366	18,526

8. STOCK OPTION PLAN AND DEFERRED COMPENSATION

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

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $211,000 for the three months ended March 31, 2005. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant.

At March 31, 2005, we had approximately 2,390,000 options available for grant and approximately 2,267,000 options outstanding.

9. IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the writedown of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within its Westchester/Bronx regional network.

10. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income / loss. Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains / losses on an interest rate swap agreement accounted for as a cash flow hedge. The impact of the unrealized gain / loss was an increase to shareholders’ equity on a cumulative basis by $46,000 as of December 31, 2004 and a decrease to shareholders’ equity of $9,000 for the three months ended March 31, 2005.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to our condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

As permitted by Statement 123, the Company currently accounts for share-based payments using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

13. LEGAL PROCEEDINGS

On April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its board of directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services (the Company) against the members of its Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in favor of the Company, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on its preliminary review of the complaint, the Company believes that the derivative lawsuit is without merit. The Company is obligated to provide indemnification to its officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

14. SUBSEQUENT EVENTS

In April 2005, the Company amended its third amended and restated Senior Credit Facility to increase the aggregate of acquisition amounts for all permitted acquisitions that may be consummated from $25 million to $45 million for fiscal year 2005.

On April 1, 2005, the Company sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million.

On April 1, 2005, the Company acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $600,000. The Company will operate the facility as part of its Western Maryland regional network. Under the terms of the agreement, the Company will partner with a university hospital system and manage the facility.

On April 1, 2005, the Company entered into an interest rate swap agreement to hedge the effect of changes in interest rates on a portion of its floating rate Senior Credit Facility. The notional amount of the swap agreement is $5.0 million. The effect of this agreement is to fix the interest rate exposure to 4.42% plus a margin on $5.0 million of the Company’s Senior Credit Facility. The interest rate swap agreement expires on March 30, 2007.

In May 2005 the Company acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $26 million, plus a three-year contingent earn-out. The Company will provide all technical and certain administrative services to the practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q, and the Management’s Discussion and Analysis of the financial condition and results of operations included in our 2004 Annual Report on Form 10-K/A filed with the SEC on May 16, 2005. This section of the 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of March 31, 2005, we provide radiation therapy services in 55 treatment centers. Our treatment centers are clustered into 19 regional networks in 10 states, including Alabama, Delaware, Florida, Kentucky, Maryland, Nevada, New Jersey, New York, North Carolina and Rhode Island. Of these 55 treatment centers, 20 treatment centers were internally developed, 25 were acquired and 10 involve hospital-based treatment centers.

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

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our condensed consolidated statements of income and comprehensive income. Net patient service revenue in our consolidated statements of income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers.

For the three months ended March 31, 2005, our total revenues grew by 22.1% while our net income grew by 2.8% over our pro forma net income for the same period of the prior year. Adjusted for the charge during the first quarter of 2005 for an impairment loss incurred of $1.2 million, our adjusted pro forma pretax income grew by 11.4%. For the three months ended March 31, 2005, we had total revenues of $52.4 million.

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

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,		Three Months Ended March 31, 2005
	2003	2004
Treatment centers at beginning of period	40	51	56
Internally developed	2	3	(1)
Acquired	6	3	—
Hospital-based	3	(1)	—

Treatment centers at period end	51	56	55

Regional networks at period end	17	19	19

During the first quarter of 2005, we incurred a an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx regional network.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended March 31,
	2005	2004	% Change
External beam treatments per day – freestanding centers	1,183	1,093	8.2%
Percentage change in external beam treatments per day – freestanding centers – same practice basis	1.2%	0.2%
Percentage change in total revenues – same practice basis	16.6%	16.0%
Regional networks at period end	19	17	11.8%
Treatment centers - freestanding	45	41	9.8%
Treatment centers - hospital	10	11	-9.1%

	55	52	5.8%

Days sales outstanding for the quarter	48	52

Our revenue growth is primarily driven by increasing the utilization of our existing centers, entering new markets and by benefiting from demographic and population trends in most of our regional markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the three months ended March 31, 2005, net patient service revenue comprised 94.6% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. Our administrative services fees may include fees for providing facilities and equipment, management and administrative services, as well as the services of our dosimetrists, physicists, therapists and medical assistants. In 32 of our radiation treatment centers we employ the physicians, and in 23 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations that meet the criteria for consolidation. For the three months ended March 31, 2005 22.5% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the three months ended March 31, 2005, other revenue comprised approximately 5.4% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare including advances in technology. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2005, Medicare will reimburse hospital based facilities for kV x-rays used in delivering image-guided radiation therapy. We believe this development will likely lead to future reimbursement for this technology in a freestanding setting.

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

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty-six months, we have acquired 9 treatment centers and internally developed 6 treatment centers.

On April 1, 2005, we sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million.

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $600,000. We will operate the facility as part of our Western Maryland regional network. Under the terms of the agreement, we will partner with a university hospital system and manage the facility. We plan to implement an Intensity Modulated Radiation Therapy (IMRT) program and other advanced technologies at the facility.

In May 2005 we acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $26 million, plus a three-year contingent earn-out. We will provide all technical and certain administrative services to the practices. We plan to expand the availability of advanced radiation therapy treatment modalities in the service area. The acquisition will expand our presence in Nevada where we currently operate four centers.

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last fiscal year and the three months ended March 31, 2004 and 2005.

	Year Ended December 31, 2004	Three Months Ended March 31,
Payor		2004	2005
Medicare and Medicaid	53.0%	59.0%	54.7%
Commercial	45.5	40.0	43.6
Self pay	1.5	1.0	1.7

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program as well as related co-payments. Medicare reimbursement rates are determined by the Centers for Medicare and Medicaid Services (CMS) and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent less than 2% of our net patient service revenue.

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2003, the CF increased by 1.6%; in 2004, it increased by 1.5%; and in 2005, the rate increased an additional 1.5%. The net result to CF and RVUs of the changes over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

The Center for Medicare and Medicaid Services (CMS) is required to provide an annual March preview of the next year’s physician update to the Medicare Payment Advisory Commission. CMS released its estimate on March 31, 2005 indicating that the 2006 physician fee schedule update will be decreased by 4.3%. The American Medical Association believes these “proposed cuts present a serious threat to access to care for seniors and that Congress and the Administration must act now to replace the flawed physician payment formula, which penalizes physicians for providing necessary care to Medicare patients.” CMS will propose its 2006 physician fee schedule this summer for comment before finalizing the fee schedule for 2006 in early November.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 99% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Less than 1% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payors decrease, then our total revenues and net income could decrease.

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

Principles of Consolidation. Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, requires a company to consolidate variable interest entities if the company is the primary beneficiary of the activities of those entities. Certain of our radiation oncology practices are variable interest entities as defined by FIN No. 46R, and we have a variable interest in each of these practices through our administrative services agreements. Through our variable interests in these practices, we would absorb a majority of the net losses of these practices, should they occur. Based on these determinations, we have included the radiation oncology practices in our consolidated financial statements for all periods presented. All of our significant intercompany accounts and transactions have been eliminated.

Net Patient Service Revenue and Allowances for Contractual Discounts. We have agreements with third-party payors that provide us payments at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payors and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in our interim condensed consolidated financial statements are recorded at the amount that is expected to be received.

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

During the quarterly periods ended March 31, 2005 and 2004, approximately 55% and 59%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are reported net of estimated allowances for uncollectible accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payors that provide payments for our services. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of our accounts receivable.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the estimated fair market value of net assets we have acquired in business combinations. On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreements (which typically range from five to 10 years) using the straight-line method.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx regional network.

Stock Based Compensation. We account for stock options granted for a fixed number of shares to employees in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and accordingly, recognize no compensation expense for the stock option grants to employees provided that the exercise price is not less than the fair market value of the underlying stock on the date of grant. The values of options issued to non-employees have been determined in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and are periodically remeasured as the services are performed and the expense is recognized ratably over the service period.

Income Taxes. We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended March 31
	2005	(Restated) 2004
Net patient service revenue	94.6%	94.2%
Other revenue	5.4	5.8

Total revenues	100.0	100.0

Salaries and benefits	49.0	49.1
Medical supplies	2.8	2.1
Facility rent expenses	2.9	3.1
Other operating expenses	4.0	3.8
General and administrative expenses	11.2	10.0
Depreciation and amortization	4.0	3.6
Provision for doubtful accounts	3.0	3.2
Interest expense, net	1.8	1.4
Impairment loss	2.3	—

Total expenses	81.0	76.3

Income before minority interests	19.0	23.7
Minority interests in net losses of consolidated entities	0.3	—

Income before income taxes	19.3	23.7
Income tax expense	7.3	—

Net income	12.0%	23.7%

Pro forma income data:
Income before income taxes, as reported		23.7%
Pro forma income taxes		9.5

Pro forma net income		14.2%

Comparison of the Three Months Ended March 31, 2005 and 2004

Total revenues. Total revenues increased by $9.5 million, or 22.1%, from $42.9 million for the three months ended March 31, 2004 to $52.4 million for the three months ended March 31, 2005. Approximately $2.5 million of this increase resulted from our expansion into new regional networks during the latter part of 2004. We acquired new treatment centers in New Jersey in September 2004 and developed a de novo center in Woonsocket Rhode Island in November 2004. Approximately $7.0 million of this increase was driven by service mix improvements, volume growth and pricing in our existing regional networks.

Salaries and benefits. Salaries and benefits increased by $4.6 million, or 21.7%, from $21.1 million for the three months ended March 31, 2004 to $25.7 million for the three months ended March 31, 2005. Salaries and benefits as a percentage of total revenues decreased from 49.1% for the three months ended March 31, 2004 to 49.0% for the three months ended March 31, 2005. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion into new regional networks during the fourth quarter of 2004 contributed to a $1.1 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $3.5 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.6 million, or 65.2%, from $0.9 million for the three months ended March 31, 2004 to $1.5 million for the three months ended March 31, 2005. Medical supplies as a percentage of total revenues increased from 2.1% for the three months ended March 31, 2004 to 2.8% for the three months ended March 31, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies as a percentage of total revenues was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.2 million, or 15.7%, from $1.3 million for the three months ended March 31, 2004 to $1.5 million for the three months ended March 31, 2005. Facility rent expenses as a percentage of total revenues decreased from 3.1% for the three months ended March 31, 2004 to 2.9% for the three months ended March 31, 2005. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.1 million of the increase related to the expansion into new regional markets in New Jersey and Rhode Island.

Other operating expenses. Other operating expenses increased by $0.5 million or 26.9%, from $1.6 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005. Other operating expenses as a percentage of total revenues increased from 3.8% for the three months ended March 31, 2004 to 4.0% for the three months ended March 31, 2005. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase was primarily attributable to an increase in the cost of repairs and maintenance of equipment of approximately $0.3 million and other direct costs of approximately $0.2 million.

General and administrative expenses. General and administrative expenses increased by $1.6 million, or 36.8%, from $4.3 million for the three months ended March 31, 2004 to $5.9 million for the three months ended March 31, 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.0% to 11.2%. Approximately $1.0 million of the increase incurred was associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increase in general and administrative expenses included approximately $0.2 million relating to the growth in the number of our regional networks, and $0.4 million in our existing regional networks.

Depreciation and amortization. Depreciation and amortization increased by $0.6 million, or 36.6%, from $1.5 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005. Depreciation and amortization expenses as a percentage of total revenues increased from 3.6% for the three months ended March 31, 2004 to 4.0% for the three months ended March 31, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. The remaining portion of the increase was attributable to the expansion into new regional networks in New Jersey and Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.2 million, or 14.0%, from $1.4 million for the three months ended March 31, 2004 to $1.6 million for the three months ended March 31, 2005. Provision for doubtful accounts as a percentage of total revenues decreased from 3.2% in 2004 to 3.0% in 2005. Approximately $0.1 million of the increase was primarily due to the expanded regional networks in New Jersey and Rhode Island, and the balance within our remaining existing regional networks.

Interest expense, net. Interest expense, net increased by $0.3 million, or 54.9%, from $0.6 million for the three months ended March 31, 2004 to $0.9 million for the three months ended March 31, 2005. Interest expense as a percentage of total revenues increased from 1.4% in 2004 to 1.8% in 2005. Included in interest expense, net is an insignificant amount of interest income. Approximately $0.1 million of the increase is as a result of the borrowing relating to the acquisitions of the New Jersey treatment centers during the third quarter of 2004, approximately $0.1 million is as a result of an increase in rates and the remainder of the increase is due to interest on capital leases entered into in late 2004 and early 2005.

Impairment loss. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx regional network.

Net income and pro forma net income Net income increased by $0.2 million, or 2.8%, from $6.1 million in pro forma net income for the three months ended March 31, 2004 to $6.3 million for the three months ended March 31, 2005. Net income and pro forma net income represents 12.0% and 14.2% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of 2004 and provides for income taxes utilizing an effective rate of approximately 40.0%.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on the balance sheets. The construction of de novo treatment centers are funded directly by third parties and then leased by us. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006. During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $46.8 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2005 and for the three-month period ended March 31, 2004, was $11.3 million, and $10.7 million, respectively.

Net cash provided by operating activities increased by $0.6 million from $10.7 million for the three months ended March 31, 2004 to $11.3 million for the three months ended March 31, 2005. The increase of $0.6 million was affected by an increase in the provision for bad debts of approximately $0.2 million. Accounts receivable increased by $4.3 million due primarily to our expansion into new regional networks in New Jersey and Rhode Island and in existing regional networks in Florida. Prepaid expenses decreased by approximately $0.3 million due principally to insurance premium payments. Accrued expenses increased by $0.6 million due primarily to a $0.5 million increase in payroll and bonus accruals and a $0.1 million increase in property tax accruals offset by a decrease in accounts payable of approximately $0.4 million. Increases in income tax accounts of approximately $3.0 million and depreciation and amortization expenses of approximately $0.6 million contributed to the change in our operating activities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three-month period ended March 31, 2005 and for the three- month period ended March 31, 2004, was $3.8 million.

Net cash used in investing activities was impacted by approximately $1.1 million of purchases of marketable securities for investments in municipal bonds and preferred stock, offset by a decrease of approximately $1.1 million in purchases of property and equipment related to new equipment and equipment upgrades.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2005 and for the three-month period ended March 31, 2004, was $0.3 million, and $34.9 million, respectively.

Net cash provided by financing activities for the three months ended March 31, 2005 was impacted by a decrease in proceeds from issuance of debt. In the first quarter of 2004, we borrowed approximately $41 million under our senior secured credit facility, for a planned one-time distribution to our shareholders in April 2004. Net cash provided by financing activities was also impacted by approximately $2.5 million reduction in repayments of debt as a result of our refinancing in March 2005, which provided for the initial quarterly payments of $1.75 million to be due in June 2005. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005 as compared to $1.6 million in March 2004. The receipt of $0.6 million from the exercise of stock options and the receipt of $0.9 million from payments of notes receivable from shareholders also impacted cash flow from financing activities during 2005. During the first quarter 2004, distributions to shareholders were approximately $3.2 million. No distributions have been made since our initial public offering in June 2004.

Credit Facility and Available lease lines

We have a senior secured credit facility which provides a revolving credit commitment of $140 million and a Term A loan of $35 million.

Our senior secured credit facility matures on March 15, 2010 and:

•	is secured by a pledge of substantially all of our tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by our existing and future domestic subsidiaries;

•	requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with 100% of the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

•	includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on acquisitions and requirements that we maintain minimum ratios of cash flow to fixed charges and of cash flow to interest;

•	limits our ability to pay dividends on our capital stock; and

•	contains customary events of default, including an event of default upon a change in our control.

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at March 31, 2005
Maximum permitted consolidated leverage ratio	<3.00 to 1.00	1.46 to 1.00
Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	2.28 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	12.19 to 1.00
Minimum permitted consolidated net worth	>$49.5 million	$74.4 million
Maximum capital expenditures	<$35 million	$4.6 million
Maximum permitted acquisitions	<$25 million	—

The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of March 31, 2005.

Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 150 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points. The following table sets forth the amounts outstanding under our revolving credit facility and term A loan, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing thereunder, as of March 31, 2005:

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(Dollars in thousands)
Revolving credit facility	4.3%	$19,016	$120,634
Term A loan	4.4%	35,000	—

Total		$54,016	$120,634

As of March 31, 2005, we had $66.8 million of outstanding debt, $9.9 million of which was classified as current. Of the $66.8 million of outstanding debt, $54.0 million was outstanding to lenders under our senior secured credit facility, and $12.8 million was outstanding under capital leases and other miscellaneous indebtedness. As of March 31, 2005, of the outstanding borrowings under our senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility.

We currently maintain two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the total commitment amount of $15 million. As of March 31, 2005 we had $9.7 million available under the two lease lines of credit.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of March 31, 2005 we had $24.2 million available under the lease line of credit.

We believe available borrowings under our current credit facility and lease lines, together with our cash flows from operations, will be sufficient to fund our requirements for at least the next twelve months. After such time period, to the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our current credit facility.

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

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this report and in our other filings with the SEC including those risk factors set forth in the “Risk Factors” section of our 2004 Annual Report on Form 10-K in evaluating us and our business before making an investment decision. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We depend on payments from government Medicare and Medicaid programs for a significant amount of our revenue and our business could be materially harmed by any changes that result in reimbursement reductions.

Our payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 55. We estimate that approximately 55% and 59% of our net patient service revenue for the three months ended March 31, 2005 and 2004, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payors. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor which may change on an annual basis. In 2003, the conversion factor was increased by 1.6%. It was increased 1.5% for each of the years 2004 and 2005. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future.

The Center for Medicare and Medicaid Services (CMS) is required to provide an annual March preview of the next year’s physician update to the Medicare Payment Advisory Commission. CMS released its estimate on March 31, 2005 indicating that the 2006 physician fee schedule update will be decreased by 4.3%. The American Medical Association believes these “proposed cuts present a serious threat to access to care for seniors and that Congress and the Administration must act now to replace the flawed physician payment formula, which penalizes physicians for providing necessary care to Medicare patients.” CMS will propose its 2006 physician fee schedule this summer for comment before finalizing the fee schedule for 2006 in early November. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for our services could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payors decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 44% and 40% of our net patient service revenue for the three months ended March 31, 2005 and 2004, respectively, was derived from commercial payors such as managed care organizations and private health insurance programs. These commercial payors generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payor rates are generally higher than government program reimbursement rates, commercial payor rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payors or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

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

Additionally, we lease 13 of our properties from ownership groups that consist of certain of our directors, officers, principal shareholders, shareholders and employees. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

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

Certain states, including Maryland, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Nevada, New York and North Carolina, and one treatment center in Maryland, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. For the three months ended March 31, 2005 and 2004, $11.1 million and $9.5 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $38.5 million and $31.0 million from all of our other centers. Although the professional corporations in Maryland, Nevada, New York and North Carolina are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states, we cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Our Florida treatment centers accounted for approximately 65% and 67% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Our treatment centers are also concentrated in the states of Nevada, New York and North Carolina, none which individually currently account for more than 15% of our total revenues, but in the aggregate accounted for approximately 17% and 22% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline. In particular, we employ radiation oncologists at our Florida treatment centers and if we are restricted or prohibited from doing so in the future it could significantly harm our business.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 55 treatment centers. We expect to continue to add additional treatment centers in our existing and new regional markets. Our growth, however, will depend on several factors, including:

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

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 55% and 59% of our net patient service revenue for the three months ended March 31, 2005 and 2004, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have been no errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

Many states, including Florida where 24 of our 55 treatment centers are located, prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, we and our radiation oncologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

We estimate that approximately 7% and 9% of total revenues for the three months ended March 31, 2005 and 2004, respectively, was derived from our New York operations. New York law requires that, in order to be approved by the New York Department of Health as licensed healthcare facilities, entities seeking to own such facilities must have natural persons as partners or equity holders. Accordingly, we are not able to own interests in an entity that owns an interest in a New York healthcare facility. New York law also prohibits the delegation of certain management functions by a licensed healthcare facility. The law does permit a licensed facility to obtain various services from non-licensed entities; however, it is not always clear what types of services could be properly delegated and what services, if delegated, would constitute a violation. Further, New York law prohibits arrangements with hospitals or other licensed entities whereby the fees payable under such arrangements are based upon a percentage of revenues. Since New York law also prohibits the corporate practice of medicine, we do not employ radiation oncologists to provide professional services in New York. Although we believe that our operations and relationships in New York are in material compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, our New York operations could be harmed and we may be unable to continue or expand our operations in New York.

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

As of March 31, 2005, we had outstanding debt under our third amended and restated senior secured credit facility of $54.0 million. Approximately $120.6 million is available for borrowing in the future. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

A portion of our total assets consist of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for 21% and 20% of the total assets on our balance sheet as of December 31, 2004 and March 31, 2005, respectively. We may not realize the value of goodwill. We expect to engage in additional transactions that will result in our recognition of additional goodwill. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of unamortized goodwill, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

As of March 31, 2005 certain of our officers beneficially owned approximately 49.7% of our outstanding common stock and serve on our board of directors. As a result, these persons have a significant influence over the outcome of matters requiring shareholder approval including the power to:

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

As of March 31, 2005, our senior management shareholders beneficially owned approximately 50.6% of our common stock. The market price of our common stock could decline as a result of sales by senior management of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

Other than S Corporation distributions to our shareholders, including our special distribution in April 2004 prior to our initial public offering, we have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay dividends on common stock will be made by the board of directors from time to time in the exercise of its business judgment. Furthermore, the terms of our senior secured credit facility limit the amount of dividends that can be paid.

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have recently discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in early May 2005 we identified a material weakness related to our lease accounting which caused us to restate our prior financial statements. While we have since remediated the material weakness to ensure proper lease accounting in the future and believe that we currently have adequate internal controls, there can be no assurance that we will be able to implement and maintain adequate controls in the future. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations since there is no precedent available by which to measure the adequacy of our compliance. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because our borrowings under our senior secured credit facility bear interest at variable rates, we are sensitive to changes in prevailing interest rates. We currently manage part of our interest rate risk under an interest rate swap agreement. We are not exposed to any market risks related to foreign currencies.

On April 1, 2005, we entered into an interest rate swap agreement with a notional amount of $5.0 million. This interest rate swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. This agreement is indexed to 90 day LIBOR. The following table summarizes the terms of the swap:

Notional Amount	Fixed Rate	Term in Months	Maturity
$5.0 million	4.42% (plus a margin)	24	March 30, 2007

The fixed rate does not include the credit spread, which is currently 150 basis points. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. Our swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our senior credit facility and do not hold or issue them for trading purposes.

As of March 31, 2005, we have interest rate exposure on $54.0 million of our senior secured credit facility. Our debt obligations subject to floating rates at March 31, 2005 include $54.0 million of variable rate debt at an approximate average interest rate of 4.4% as of March 31, 2005. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million on a calendar year basis.

Item 4. Controls and Procedures

In May 2005 we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. Accordingly we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004. The financial statements contained in this report include the corrected lease accounting.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2005, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting certain leasehold improvements depreciable lives and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period. Currently our disclosure controls and procedures are effective.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness discussed above, our disclosure controls and procedures were not effective as of March 31, 2005, the end of the period covered by this report, in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its board of directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services (the Company) against the members of its Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in favor of the Company, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on its preliminary review of the complaint, the Company believes that the derivative lawsuit is without merit. The Company is obligated to provide indemnification to its officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
2.1

Asset Purchase Agreement dated April 5, 2005 between and among Nevada Radiation Therapy Services, Inc., Radiation Therapy Services, Inc., Associated Radiation Oncologists, Inc., Radiation Oncology Leasing Company, Ltd., Gregory Dean, M.D., Ritchie Stevens, M.D., Beau James Toy, M.D. and Judy Jackson, M.D.

(Except for Exhibit 1.3, the exhibits and schedules to this document have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.)

10.1	Amendment Agreement No. 3 to Third Amended and Restated Credit Agreement made and entered into as of March 21, 2005 among the Company, each Subsidiary Guarantor, Bank of America, N.A., as Administrative Agent and the Lenders party to the Credit Agreement. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.
Date: May 16, 2005

	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice-President and Chief Financial Officer