Form 10-Q
period 2005-06-30
RADIATION THERAPY SERVICES INC
filed 2005-08-05
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to              to             .

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

As of July 29, 2005, we had outstanding 22,718,274 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net patient service revenue	$49,778	$39,610	$99,370	$80,073
Other revenue	4,665	2,523	7,493	5,009

Total revenues	54,443	42,133	106,863	85,082

Salaries and benefits	26,900	20,699	52,567	41,797
Medical supplies	1,427	869	2,886	1,752
Facility rent expenses	2,043	1,418	3,585	2,751
Other operating expenses	2,340	2,145	4,422	3,785
General and administrative expenses	4,539	3,919	10,418	8,216
Depreciation and amortization	2,664	1,649	4,768	3,189
Provision for doubtful accounts	1,611	1,391	3,162	2,753
Interest expense, net	1,129	1,259	2,051	1,855
Impairment loss	—	—	1,226	—

Total expenses	42,653	33,349	85,085	66,098

Income before minority interests	11,790	8,784	21,778	18,984
Minority interests in net losses (earnings) of consolidated entities	555	(24)	716	(15)

Income before income taxes	12,345	8,760	22,494	18,969
Income tax expense	4,856	17,628	8,705	17,628

Net income (loss)	$7,489	$(8,868)	$13,789	$1,341
Other comprehensive income:

Unrealized (loss) gain on derivative interest rate swap agreement, net of tax	(27)	47	(36)	36

Comprehensive income (loss)	$7,462	$(8,821)	$13,753	$1,377

Net income (loss) per common share outstanding-basic	$0.33	$(0.47)	$0.61	$0.07

Net income (loss) per common share outstanding-diluted	$0.32	$(0.47)	$0.59	$0.07

Weighted average shares outstanding:
Basic	22,718	18,762	22,660	18,103

Diluted	23,630	18,762	23,550	19,028

Pro forma diluted		19,422		19,028

Pro forma income data:
Income before income taxes, as reported		$8,760		$18,969
Pro forma income taxes		3,505		7,588

Pro forma net income		$5,255		$11,381

Pro forma net income per common share outstanding – basic		$0.28		$0.63

Pro forma net income per common share outstanding - diluted		$0.27		$0.60

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,074	$5,019
Marketable securities, at market	5,900	2,400
Accounts receivable, net	29,763	25,834
Income taxes receivable	781	426
Prepaid expenses	2,875	2,882
Current portion of lease receivable	683	653
Inventories	1,254	1,065
Other	512	680

Total current assets	52,842	38,959
Lease receivable, less current portion	881	1,230
Equity investments in joint ventures	813	1,422
Property and equipment, net	95,159	83,000
Goodwill, net	65,300	35,442
Intangible assets, net	7,510	1,328
Other assets	8,314	6,797

Total assets	$230,819	$168,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,547	$2,955
Accrued expenses	11,963	9,482
Deferred income taxes	1,389	1,729
Current portion of long-term debt	10,519	9,620

Total current liabilities	28,418	23,786
Long-term debt, less current portion	98,796	56,483
Other long-term liabilities	2,040	2,005
Deferred income taxes	15,462	15,479
Minority interest in consolidated entities	3,619	4,104

Total liabilities	148,335	101,857
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,718 and 22,489 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	71,086	69,687
Retained earnings (deficit)	12,179	(1,610)
Notes receivable from shareholders	(756)	(1,767)
Accumulated other comprehensive (loss) income, net of tax	(27)	9

Total shareholders’ equity	82,484	66,321

Total liabilities and shareholders’ equity	$230,819	$168,178

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$13,789	$1,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,534	3,105
Amortization	234	84
Deferred rent expense	85	74
Deferred income tax provision	(357)	15,406
Stock based compensation	85	19
Impairment loss	1,226	—
Provision for bad debts	3,162	2,753
Loss (gain) on the sale of property and equipment	75	(15)
Gain on sale of equity interest in joint venture	(982)	—
Minority interests in net losses of consolidated entities	(716)	15
Write off of loan costs	579	336
Equity interest in net loss (income) of joint ventures	374	(101)
Changes in operating assets and liabilities:
Accounts receivable	(7,657)	(3,081)
Income taxes receivable	(355)	—
Inventories	(189)	(218)
Prepaid expenses	7	433
Accounts payable	1,480	(241)
Accrued expenses	2,420	(1,986)
Income taxes payable	—	2,226

Net cash provided by operating activities	17,794	20,150
Cash flows from investing activities
Purchases of property and equipment	(9,017)	(7,027)
Acquisition of radiation centers	(42,756)	—
Proceeds from the sale of property and equipment	21	944
Proceeds from the sale of equity interest in joint venture	1,814	—
Receipts of principal payments of notes receivable from shareholders	—	662
Purchases of marketable securities	(3,500)	—
Repayments from (loans to) employees	258	(597)
Distribution received from joint venture	235	—
Change in lease receivable	319	291
Change in other assets	384	148

Net cash used in investing activities	(52,242)	(5,579)
Cash flows from financing activities
Proceeds from issuance of debt	42,000	41,000
Principal repayments of debt	(3,236)	(54,533)
Proceeds from public offering of common stock, net of expenses	—	47,059
Proceeds from issuance of common stock	—	38
Proceeds from exercise of stock options	1,314	2,112
Payments of notes receivable from shareholders	1,011	187
Distributions to shareholders	—	(46,441)
Payments of loan costs	(586)	(1,600)

Net cash provided by (used in) financing activities	40,503	(12,178)

Net increase in cash and cash equivalents	6,055	2,393
Cash and cash equivalents, at beginning of period	5,019	2,606

Cash and cash equivalents, at end of period	$11,074	$4,999

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$4,350	$3,711
Issuance of common stock for the acquisition of Devoto Construction, Inc.	—	$3,528

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develop and operate radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The cost of revenues for the three months ended June 30, 2005 and 2004 are approximately $29.9 million and $23.0 million, respectively. The cost of revenues for the six months ended June 30, 2005 and 2004 are approximately $57.9 million and $45.5 million, respectively.

3. PRO FORMA STATEMENTS OF INCOME DATA

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and became subject to taxation as a C corporation. The Company is now subject to federal and state income taxes at prevailing corporate rates. The impact of this change resulted in an income tax expense of approximately $17.6 million during the six months ended June 30, 2004. Pro forma net income and pro forma net income per share are based on the assumption that the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

4. PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $47.1 million, approximately $44.1 million was used to repay outstanding indebtedness under the Company’s senior secured credit facility, and approximately $2.8 million was used to repay outstanding indebtedness to certain directors, officers and related parties and the remaining estimated balance of $0.2 million was used to pay pre-offering costs.

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

The Company follows SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, for stock option grants to non-employees. As such, the Company measures compensation expense as the services are performed and recognizes the expense ratably over the service period. Prior to vesting, the Company recognizes expense using the fair value of the option at the end of the reporting period. Additional expense due to increases in the value of options prior to the vesting date will be recognized in the period of the option value increase.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income or pro forma net income, as reported	$7,489	$5,255	$13,789	$11,381
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(622)	(225)	(1,319)	(243)

Adjusted pro forma net income	$6,867	$5,030	$12,470	$11,138

Adjusted net income or pro forma net income per share:
Basic – as reported	$0.33	$0.28	$0.61	$0.63

Basic – adjusted pro forma	$0.30	$0.27	$0.55	$0.62

Diluted – as reported	$0.32	$0.27	$0.59	$0.60

Diluted – adjusted pro forma	$0.29	$0.26	$0.54	$0.59

Adjusted pro forma weighted average common shares outstanding	22,718	18,762	22,660	18,103

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	23,291	19,144	23,239	18,749

6. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding — basic	22,718	18,762	22,660	18,103
Effect of dilutive options	912	—	890	925

Weighted average common and common equivalent shares outstanding — diluted	23,630	18,762	23,550	19,028

7. STOCK OPTION PLAN AND DEFERRED COMPENSATION

In August 1997, the Board of Directors approved and adopted the 1997 Stock Option Plan (the 1997 Plan). The 1997 Plan, as amended in July 1998, authorizes the issuance of options to purchase up to 3,660,000 shares of the Company’s common stock. Under the 1997 Plan, options to purchase common stock may be granted until August 2007. Options generally are granted at the fair market value of the common stock on the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over five years and expire ten years after the date of grant. The 1997 Plan provides for acceleration of exercisability of the options upon the occurrence of certain events relating to a change of control, merger, sale of assets or liquidation of the Company. The 1997 Plan permits the issuance of either Incentive Stock Options or Nonqualified Stock Options.

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (2004 Option Plan) under which the Company has authorized the issuance of equity-based awards for up to 2,000,000 shares of common stock to provide additional incentive to employees, officers, directors and consultants. In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes (i) 1,141,922 shares that were reserved but unissued under the 1997 Plan (ii) shares subject to grants under the 1997 Plan that may again become available as a result of the termination of options or the repurchase of shares issued under the 1997 Plan, and (iii) annual increases in the number of shares available for issuance under the 2004 Option Plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of the fiscal year;

•	1,000,000 shares; or

•	an amount the board may determine.

Pursuant to the 2004 Option Plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2004 Option Plan have been granted to Company employees at the fair market value of the underlying shares on the date of grant.

Options issued under the 2004 Option Plan generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over three to five years and expire ten years after the date of grant.

In June 2004, options were granted to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $85,000 for the six months ended June 30, 2005. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant.

At June 30, 2005, the Company had approximately 2,390,000 options available for grant and approximately 2,267,000 options outstanding.

8. IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx regional network.

9. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income / loss. Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains / losses on an interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain / loss was an increase to shareholders’ equity on a cumulative basis by $9,000 as of December 31, 2004 and a decrease to shareholders’ equity of $27,000 as of June 30, 2005.

10. ACQUISITIONS

On April 1, 2005, the Company sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million. The Company realized a gain of approximately $982,000 on the sale of the interest.

In April 2005, the Company acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $656,000. The Company operates the facility as part of its Western Maryland regional network. Under the terms of the agreement, the Company will partner with a university hospital system and manage the facility. The Company determined that the purchases of the radiation therapy center would provide an expansion into the Western Maryland regional network and add value in providing advanced treatment services to the community. The preliminary allocation of the purchase price, subject to final appraisals, was allocated to tangible assets of $161,000, certificate of need license of $163,000, goodwill of $526,000 and assumed liabilities and minority interest of $194,000.

In May 2005 the Company acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for approximately $26 million, plus a three-year contingent earn-out. The Company will provide all technical and certain administrative services to the practices. This acquisition will position the Company as the largest operator of radiation oncology treatment centers in the state of Nevada. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service area. The preliminary allocation of the purchase price, subject to final appraisals, was allocated to tangible assets of $5.5 million, non-compete agreements of $3.3 million, amortized over six years and goodwill of $17.2 million.

In June 2005 the Company acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.1 million. This acquisition provides the Company its first entrance into two new regional networks in Arizona and Massachusetts. The two centers purchased in Maryland will further expand the Company’s presence in its Western Maryland regional network. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service areas. The preliminary allocation of the purchase price, subject to final appraisals, was allocated to tangible assets of $1.0 million, non-compete agreements of $3.0 million, amortized over periods ranging from 1.5 years to 10 years and goodwill of $12.1 million.

11. INCOME TAXES

Effective June 15, 2004, the Company elected, by the consent of the shareholders, to revoke its status as an S corporation and become subject to taxation as a C-corporation. Under the S-corporation provisions of the Internal Revenue Code, the individual shareholders included their pro-rata portion of the Company’s taxable income in their personal income tax returns. Accordingly, through June 14, 2004, the Company was not subject to federal and certain state corporate income taxes. The Company is now subject to federal and state income taxes at prevailing corporate rates.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options and restricted stock. As originally issued by the FASB, SFAS No. 123R would have required the Company to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. On April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123R. As announced, the SEC will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R, effective January 1, 2006, will have an impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123R.

As permitted by Statement 123, the Company currently accounts for share-based payments using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

On March 29, 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“Opinion 29”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2005.

Early application of SFAS 153 is permitted. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material effect on the Company’s financial statements or its results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

13. LEGAL PROCEEDINGS

On April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services, Inc. (the Company) against the members of its Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in favor of the Company, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on its review of the complaint, the Company believes that the derivative lawsuit is without merit and has moved for dismissal of the complaint. The court has not yet ruled on the Company’s motion to dismiss the complaint. The Company is obligated to provide indemnification to its officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q, and the Management’s Discussion and Analysis of the financial condition and results of operations included in our 2004 Annual Report on Form 10-K/A filed with the SEC on May 16, 2005. This section of the 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors” herein and in our 2004 Annual Report on Form 10-K filed with the SEC on February 18, 2005. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of June 30, 2005, we provide radiation therapy services in 66 treatment centers. Our treatment centers are clustered into 21 regional networks in 13 states, including Alabama, Arizona, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. Of these 66 treatment centers, 19 treatment centers were internally developed, 35 were acquired and 12 involve hospital-based treatment centers.

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

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our condensed consolidated statements of income and comprehensive income. Net patient service revenue in our condensed consolidated statements of income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers.

For the three months and six months ended June 30, 2005, our total revenues grew by 29.2% and 25.6%, respectively while our net income grew by 42.5% and 21.2% respectively over our pro forma net income for the same periods of the prior year. For the three and six months ended June 30, 2005, we had total revenues of $54.4 million and $106.9 million, respectively.

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

The following table summarizes our growth in treatment centers and the regional networks in which we operate:

	Year Ended December 31,		Six Months Ended June 30, 2005
	2003	2004
Treatment centers at beginning of period	40	51	56
Internally developed	2	3	(2)
Acquired	6	3	10
Hospital-based	3	(1)	2

Treatment centers at period end	51	56	66

Regional networks at period end	17	19	21

During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx regional network. During the second quarter of 2005, we incurred expenses of approximately $0.3 million associated with the transition of an internally developed freestanding center to a hospital-based radiation treatment center at Northern Westchester Hospital within our Westchester/Bronx regional network.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2005	2004		2005	2004
Number of treatment days	64	64		128	128
Total external beam treatments – freestanding centers	80,397	67,454	19.2%	156,137	137,374	13.7%
External beam treatments per day – freestanding centers	1,256	1,054	19.2%	1,220	1,073	13.7%
Percentage change in external beam treatments per day – freestanding centers – same practice basis	0.1%	0.6%		0.7%	0.4%
Percentage change in total revenues – same practice basis	13.4%	5.2%		15.0%	10.4%

Regional networks at period end	21	17	23.5%

Treatment centers - freestanding	54	42	28.6%
Treatment centers - hospital	12	10	20.0%

	66	52	26.9%

Days sales outstanding for the quarter	50	54

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

For the six months ended June 30, 2005, net patient service revenue comprised 93.0% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. Our administrative services fees may include fees for providing facilities and equipment, management and administrative services, as well as the services of our dosimetrists, physicists, therapists and medical assistants. In 35 of our radiation treatment centers, we employ the physicians, and in 31 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations that meet the criteria for consolidation. For the six months ended June 30, 2005 24.8% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the six months ended June 30, 2005, other revenue comprised approximately 7.0% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare including advances in technology. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. CMS released its estimate on March 31, 2005 indicating that the 2006 physician fee schedule update will be decreased by 4.3%. CMS will propose its 2006 physician fee schedule this summer for comment before finalizing the fee schedule for 2006 in early November. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2005, Medicare began reimbursing hospital based facilities for kV x-rays used in delivering image-guided radiation therapy. We believe this development will likely lead to future reimbursement for this technology in a freestanding setting.

Other material factors that we believe will also impact our future financial performance include:

•	Increased costs associated with being a new public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with expected changes in the accounting for stock compensation.

•	State income tax exposure as a result of the termination of our Sub S-corporation election.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty-six months, we have acquired 19 treatment centers and internally developed 6 treatment centers.

On April 1, 2005, we sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million. We realized a gain of approximately $982,000 on the sale of the interest.

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $656,000. We will operate the facility as part of our Western Maryland regional network. Under the terms of the agreement, we will partner with a university hospital system and manage the facility. We plan to implement an Intensity Modulated Radiation Therapy (IMRT) program and other advanced technologies at the facility.

In May 2005, we acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $26 million, plus a three-year contingent earn-out. We will provide all technical and certain administrative services to the practices. We plan to expand the availability of advanced radiation therapy treatment modalities in the service area. The acquisition expands our presence in Nevada where we operated four centers before the acquisition.

In June 2005, we acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.1 million. This acquisition provides us our first entrance into two new regional networks in Arizona and Massachusetts. The two centers purchased in Maryland will further expand our presence in our Western Maryland regional network. We plan to expand the availability of advanced radiation therapy treatment modalities in the service areas.

During this past quarter we negotiated for the contract to develop a state of the art radiation center at the prestigious Roger Williams Hospital in Providence, Rhode Island. This was a competitive request for proposal, and we are pleased that we were selected and awarded the opportunity. As of June 1, 2005 we are providing professional services, and are planning for a joint venture freestanding radiation therapy center with the hospital.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last fiscal year and the six months ended June 30, 2004 and 2005.

	Year Ended December 31,	Six Months Ended June 30,
Payor	2004	2004	2005
Medicare and Medicaid	53.0%	55.2%	52.9%
Commercial	45.5	43.7	45.4
Self pay	1.5	1.1	1.7

Total net patient service revenue	100.0%	100.0%	100.0%

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

In March 2005, the CMS released its calculations of Medicare’s sustainable growth rate (SGR) formula which, if left alone, would produce a 4.3% reduction in physicians’ fees. There is also legislation pending before Congress to avert the SGR formula generated cut by setting a minimum fee increase of 2.7% in 2006. In the past, Congress has provided interim relief for SGR formula generated reductions but there can be no assurance that Congress will continue to do so in the future. The Medicare physician fee schedule for 2006 is expected to be finalized in November of 2005.

On August 1, the Center for Medicare and Medicaid Services (CMS) published its proposed annual physician fee schedule for 2006. CMS proposed increased rates for certain services including non-IMRT treatment delivery, IMRT treatment planning and treatment simulations, while proposing rate cuts to IMRT treatment delivery and certain other services. Without regard to potential reductions in the conversion factor, we believe that the net effect of the newly proposed reimbursement rates, if implemented, would not have a material effect on our revenues and earnings in 2006.

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

During the six months ended June 30, 2005 and 2004, approximately 52.9% and 55.2%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreements (which typically range from 1.5 to 10 years) using the straight-line method.

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

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net patient service revenue	91.4%	94.0%	93.0%	94.1%
Other revenue	8.6	6.0	7.0	5.9

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	49.4	49.1	49.2	49.1
Medical supplies	2.6	2.1	2.7	2.1
Facility rent expenses	3.8	3.4	3.4	3.2
Other operating expenses	4.3	5.1	4.1	4.4
General and administrative expenses	8.3	9.3	9.7	9.7
Depreciation and amortization	4.9	3.9	4.5	3.8
Provision for doubtful accounts	3.0	3.3	3.0	3.2
Interest expense, net	2.1	3.0	1.9	2.2
Impairment loss	—	—	1.1	—

Total expenses	78.4	79.2	79.6	77.7

Income before minority interests	21.6	20.8	20.4	22.3
Minority interests in net losses (earnings) of consolidated entities	1.0	—	0.7	—

Income before income taxes	22.6	20.8	21.1	22.3
Income tax expense	8.9	41.8	8.1	20.7

Net income (loss)	13.7	(21.0)	13.0	1.6

Pro forma income data:
Income before income taxes, as reported		20.8%		22.3%
Pro forma income taxes		8.3		8.9

Pro forma net income		12.5%		13.4%

Comparison of the Three Months Ended June 30, 2005 and 2004

Total revenues. Total revenues increased by $12.3 million, or 29.2%, from $42.1 million for the three months ended June 30, 2004 to $54.4 million for the three months ended June 30, 2005. Approximately $5.7 million of this increase resulted from our expansion into new regional networks during the latter part of 2004 and in 2005. We acquired three new treatment centers in New Jersey in September 2004, one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004. Approximately $5.6 million of this increase was driven by service mix improvements, volume growth and pricing in our existing regional networks. Total revenues in 2005 also included a one-time gain of approximately $1.0 million from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland.

Salaries and benefits. Salaries and benefits increased by $6.2 million, or 30.0%, from $20.7 million for the three months ended June 30, 2004 to $26.9 million for the three months ended June 30, 2005. Salaries and benefits as a percentage of total revenues increased from 49.1% for the three months ended June 30, 2004 to 49.4% for the three months ended June 30, 2005. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion into new regional networks during the fourth quarter of 2004 and new treatment centers acquired in 2005 contributed to a $1.9 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $4.3 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.5 million, or 64.2%, from $0.9 million for the three months ended June 30, 2004 to $1.4 million for the three months ended June 30, 2005. Medical supplies as a percentage of total revenues increased from 2.1% for the three months ended June 30, 2004 to 2.6% for the three months ended June 30, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $0.4 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.6 million, or 44.1%, from $1.4 million for the three months ended June 30, 2004 to $2.0 million for the three months ended June 30, 2005. Facility rent expenses as a percentage of total revenues increased from 3.4% for the three months ended June 30, 2004 to 3.8% for the three months ended June 30, 2005. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.3 million of the increase related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada. Approximately $0.3 million relates to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx regional network.

Other operating expenses. Other operating expenses increased by $0.2 million or 9.1%, from $2.1 million for the three months ended June 30, 2004 to $2.3 million for the three months ended June 30, 2005. Other operating expenses as a percentage of total revenues decreased from 5.1% for the three months ended June 30, 2004 to 4.3% for the three months ended June 30, 2005. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase was primarily related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada.

General and administrative expenses. General and administrative expenses increased by $0.6 million, or 15.8%, from $3.9 million for the three months ended June 30, 2004 to $4.5 million for the three months ended June 30, 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 9.3% to 8.3%. Approximately $0.5 million of the increase incurred was associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increases in general and administrative expenses included approximately $0.3 million relating to the growth in the number of our regional networks, and was offset by a decrease of approximately $0.2 million in our existing regional networks.

Depreciation and amortization. Depreciation and amortization increased by $1.1 million, or 61.6%, from $1.6 million for the three months ended June 30, 2004 to $2.7 million for the three months ended June 30, 2005. Depreciation and amortization expenses as a percentage of total revenues increased from 3.9% for the three months ended June 30, 2004 to 4.9% for the three months ended June 30, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.2 million. Approximately $0.5 million of the increase was attributable to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.2 million, or 15.8%, from $1.4 million for the three months ended June 30, 2004 to $1.6 million for the three months ended June 30, 2005. Provision for doubtful accounts as a percentage of total revenues decreased from 3.3% in 2004 to 3.0% in 2005. Approximately $0.1 million of the increase related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada, and the balance within our remaining existing regional networks.

Interest expense, net. Interest expense, net decreased by $0.1 million, or 10.3%, from $1.2 million for the three months ended June 30, 2004 to $1.1 million for the three months ended June 30, 2005. Interest expense as a percentage of total revenues decreased from 3.0% in 2004 to 2.1% in 2005. Included in interest expense, net is an insignificant amount of interest income. The decrease is due to the interest costs savings on the Term B loan of approximately $0.5 million paid off in June 2004, offset by approximately $0.2 million increase in interest for additional borrowings for our expansion into new markets, approximately $0.1 million increase in rates and an increase in interest on additional capital leases entered into in late 2004 and 2005 of approximately $0.1 million.

Net income and pro forma net income Net income increased by $2.2 million, or 42.5%, from $5.3 million in pro forma net income for the three months ended June 30, 2004 to $7.5 million for the three months ended June 30, 2005. Net income and pro forma net income represents 13.7% and 12.5% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of 2004 and provides for income taxes utilizing an effective rate of approximately 40.0%.

Comparison of the Six Months Ended June 30, 2005 and 2004

Total revenues. Total revenues increased by $21.8 million, or 25.6%, from $85.1 million for the six months ended June 30, 2004 to $106.9 million for the six months ended June 30, 2005. Approximately $8.1 million of this increase resulted from our expansion into new regional networks during the latter part of 2004 and in 2005. We acquired three new treatment centers in New Jersey in September 2004, one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004. Approximately $12.7 million of this increase was driven by service mix improvements, volume growth and pricing in our existing regional networks. Total revenues in 2005 also included a one-time gain of approximately $1.0 million from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland.

Salaries and benefits. Salaries and benefits increased by $10.8 million, or 25.8%, from $41.8 million for the six months ended June 30, 2004 to $52.6 million for the six months ended June 30, 2005. Salaries and benefits as a percentage of total revenues increased from 49.1% for the six months ended June 30, 2004 to 49.2% for the six months ended June 30, 2005. Additional staffing of personnel and physicians due to our expansion into new regional networks during the fourth quarter of 2004 and the acquisitions of new treatment centers acquired in 2005 contributed to a $3.1 million increase in salaries and benefits. Within our existing regional networks, salaries and benefits increased $7.7 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $1.1 million, or 64.7%, from $1.8 million for the six months ended June 30, 2004 to $2.9 million for the six months ended June 30, 2005. Medical supplies as a percentage of total revenues increased from 2.1% for the six months ended June 30, 2004 to 2.7% for the six months ended June 30, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $0.9 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.8 million, or 30.3%, from $2.8 million for the six months ended June 30, 2004 to $3.6 million for the six months ended June 30, 2005. Facility rent expenses as a percentage of total revenues increased from 3.2% for the six months ended June 30, 2004 to 3.4% for the six months ended June 30, 2005. Approximately $0.5 million of the increase related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada. Approximately $0.3 million relates to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx regional network.

Other operating expenses. Other operating expenses increased by $0.6 million or 16.8%, from $3.8 million for the six months ended June 30, 2004 to $4.4 million for the six months ended June 30, 2005. Other operating expenses as a percentage of total revenues decreased from 4.4% for the six months ended June 30, 2004 to 4.1% for the six months ended June 30, 2005. Approximately $0.2 million of the increase related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada. The increase in existing regions was primarily attributable to an increase in the cost of repairs and maintenance of equipment of approximately $0.2 million and other direct costs of approximately $0.2 million.

General and administrative expenses. General and administrative expenses increased by $2.2 million, or 26.8%, from $8.2 million for the six months ended June 30, 2004 to $10.4 million for the six months ended June 30, 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues remained at 9.7% for both respective periods. Approximately $1.5 million of the increase incurred was associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increase in general and administrative expenses included approximately $0.5 million relating to the growth in the number of our regional networks, and $0.2 million in our existing regional networks.

Depreciation and amortization. Depreciation and amortization increased by $1.6 million, or 49.5%, from $3.2 million for the six months ended June 30, 2004 to $4.8 million for the six months ended June 30, 2005. Depreciation and amortization expenses as a percentage of total revenues increased from 3.8% for the six months ended June 30, 2004 to 4.5% for the six months ended June 30, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain regional networks increased our depreciation and amortization by approximately $0.4 million. Approximately $0.7 million of the increase was attributable to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.4 million, or 14.9%, from $2.8 million for the six months ended June 30, 2004 to $3.2 million for the six months ended June 30, 2005. Provision for doubtful accounts as a percentage of total revenues decreased from 3.2% in 2004 to 3.0% in 2005. Approximately $0.2 million of the increase related to the expansion into new regional markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing regional markets in Western Maryland and Clark County, Nevada, and the balance within our remaining existing regional networks.

Interest expense, net. Interest expense, net increased by $0.2 million, or 10.6%, from $1.9 million for the six months ended June 30, 2004 to $2.1 million for the six months ended June 30, 2005. Interest expense as a percentage of total revenues decreased from 2.2% in 2004 to 1.9% in 2005. Included in interest expense, net is an insignificant amount of interest income. Approximately $0.3 million of the increase is as a result of the increased borrowings for our expansion into new markets. Approximately $0.2 million is as a result of an increase in rates and the remainder of the increase is due to interest on additional capital leases entered into in late 2004 and 2005 of approximately $0.2 million, offset by the interest cost savings on the Term B loan of approximately $0.5 million paid off in June 2004.

Impairment loss. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx regional network.

Net income and pro forma net income Net income increased by $2.4 million, or 21.2%, from $11.4 million in pro forma net income for the six months ended June 30, 2004 to $13.8 million for the six months ended June 30, 2005. Net income and pro forma net income represents 13.0% and 13.4% of total revenues for the six months ended June 30, 2005 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of 2004 and provides for income taxes utilizing an effective rate of approximately 40.0%.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers may be funded directly by third parties and then leased by us or funded and owned by us. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006. During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $47.1 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the six-month periods ended June 30, 2005 and 2004, were $17.8 million, and $20.2 million, respectively.

Net cash provided by operating activities decreased by $2.4 million from $20.2 million for the six months ended June 30, 2004 to $17.8 million for the six months ended June 30, 2005. The decrease of $2.4 million was affected by income tax payments made in 2005 of approximately $8.7 million, while no tax payments were made in 2004, since we were not subject to corporate income tax due to our status as an S-corporation prior to our initial public offering, offset by an increase in our net income. Accounts receivable increased by $7.7 million from prior year due primarily to our expansion into new regional networks in New Jersey, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing regional networks in Florida, Maryland and Nevada.

Cash Flows From Investing Activities

Net cash used in investing activities for the six-month periods ended June 30, 2005 and 2004, were $52.2 million, and $5.6 million, respectively.

Net cash used in investing activities increased by $46.6 million from $5.6 million for the six month period ended June 30, 2004 to $52.2 million for the six month period ended June 30, 2005. Net cash used in investing activities was impacted by approximately $42.8 million from the acquisitions of radiation center assets during the second quarter of 2005. Approximately $9.0 million in additional purchases of property and equipment related to new equipment and equipment upgrades. Approximately $3.5 million of purchases of marketable securities for investments in municipal bonds and preferred stock during the six months ended June 30, 2005 and proceeds of approximately $1.8 million from the sale of an equity interest in a joint venture contributed to the change in our investing activities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2005 was $40.5 million and net cash used in financing activities for the six-month period ended June 30, 2004, was $12.2 million.

Net cash provided by financing activities for the six months ended June 30, 2005 was impacted by an increase in proceeds from issuance of debt. In the first quarter of 2004, we borrowed approximately $41 million under our senior secured credit facility, for a planned one-time distribution to our shareholders in April 2004 and we borrowed approximately $42 million for the acquisition of radiation center assets during the second quarter of 2005. Net cash provided by financing activities was also impacted by approximately $51.3 million reduction in repayments of debt as a result of our receipt of proceeds of approximately $47.1 million in June 2004 from our initial public offering of common stock. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005 as compared to $1.6 million in June 2004. The receipt of $1.3 million from the exercise of stock options and the receipt of $1.0 million from payments of notes receivable from shareholders also impacted cash flow from financing activities during 2005. During the six months ended June 30, 2004, distributions to shareholders were approximately $46.4 million. No distributions have been made since our initial public offering in June 2004.

Credit Facility and Available lease lines

We have a senior secured credit facility which provides a revolving credit commitment of $140 million and a Term A loan of $35 million.

Our senior secured credit facility matures on March 15, 2010 and:

•	is secured by a pledge of substantially all of our tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by our existing and future domestic subsidiaries;

•	requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with 100% of the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

•	includes a number of restrictive covenants including, among other things, limitations on our leverage and capital expenditures, limitations on acquisitions and requirements that we maintain minimum ratios of cash flow to fixed charges and of cash flow to interest;

•	limits our ability to pay dividends on our capital stock; and

•	contains customary events of default, including an event of default upon a change in our control.

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at June 30, 2005
Maximum permitted consolidated leverage ratio	<3.00 to 1.00	1.90 to 1.00
Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	2.55 to 1.00
Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	15.88 to 1.00
Minimum permitted consolidated net worth	>$57.0 million	$82.5 million
Maximum capital expenditures	<$35 million	$13.4 million
Maximum permitted acquisitions	<$45 million	$42.8 million

The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of June 30, 2005.

Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 150 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points. The following table sets forth the amounts outstanding under our revolving credit facility and term A loan, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing thereunder, as of June 30, 2005:

Senior Secured Credit Facility	Effective Interest Rate	Amount Outstanding	Amount Available for Additional Borrowing
		(Dollars in thousands)
Revolving credit facility	4.9%	$61,016	$78,634
Term A loan	4.6%	33,250	—

Total		$94,266	$78,634

As of June 30, 2005, we had $109.3 million of outstanding debt, $10.5 million of which was classified as current. Of the $109.3 million of outstanding debt, $94.3 million was outstanding to lenders under our senior secured credit facility, and $15.0 million was outstanding under capital leases and other miscellaneous indebtedness. As of June 30, 2005, of the outstanding borrowings under our senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility.

We currently maintain two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the total commitment amount of $16 million. As of June 30, 2005 we had $7.7 million available under the two lease lines of credit.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of June 30, 2005 we had $24.2 million available under the lease line of credit.

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

Risk Factors

You should carefully consider the “Risk Factors” section of our 2004 Annual Report on Form 10-K filed with the SEC on February 18, 2005 in evaluating us and our business before making an investment decision. Set forth below are the specific risk factors which have been updated to reflect material changes from the risk factors previously disclosed in our Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

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

In Maryland, Massachusetts, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders. Michael J. Katin, M.D., a director, is a licensed physician in the states of Nevada and North Carolina and we have administrative services agreements with his professional corporations in these states. In the state of New York, our Chairman, Howard M. Sheridan, M.D., our Chief Executive Officer and President, Daniel E. Dosoretz, M.D., our Medical Director, James H. Rubenstein, M.D. and Dr. Katin, are licensed physicians and we have administrative services agreements with their professional corporation. Additionally, Dr. Katin, a principal shareholder, is a licensed physician in the state of Maryland and we have an administrative services agreement with his professional corporation in this state. While we have transition agreements in place in all regions except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we are generally paid a fixed annual fee on a monthly basis by the professional corporations for our services, which are generally subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

Additionally, we lease 12 of our properties from ownership groups that consist of certain of our directors, officers, principal shareholders, shareholders and employees. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

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

As of June 30, 2005, we had outstanding debt under our third amended and restated senior secured credit facility of $94.3 million. Approximately $78.6 million is available for borrowing in the future. Our significant indebtedness could have adverse consequences and could limit our business as follows:

•	a substantial portion of our cash flows from operations may go to repayment of principal and interest on our indebtedness and we would have less funds available for our operations;

•	our senior credit facility contains numerous financial and other restrictive covenants, including restrictions on purchasing assets, selling assets, paying dividends to our shareholders and incurring additional indebtedness;

•	as a result of our debt we may be vulnerable to adverse general economic and industry conditions and we may have less flexibility in reacting to changes in these conditions; or

•	competitors with greater access to capital could have a significant advantage over us.

Our financial results may suffer if we have to write-off goodwill.

A portion of our total assets consist of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for 21.1% and 28.3% of the total assets on our balance sheet as of December 31, 2004 and June 30, 2005, respectively. We may not realize the value of goodwill. We expect to engage in additional transactions that will result in our recognition of additional goodwill. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of unamortized goodwill, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to allow management to report on, and our independent registered certified public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have recently discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in early May 2005 we identified a material weakness related to our controls over lease accounting which caused us to restate our prior financial statements. While we have since remediated the material weakness to ensure proper lease accounting in the future and believe that we currently have adequate internal controls, there can be no assurance that we will be able to implement and maintain adequate controls in the future. We may encounter unexpected delays in implementing the requirements relating to internal controls, therefore, we cannot be certain about the timing of completion of our evaluation, testing and remediation actions or the impact that these activities will have on our operations. We also expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and independent registered certified public accounting firm attestation requirements. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results. The requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 will become effective for our fiscal year ending December 31, 2005.

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

Forward looking statements. Some of the information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts are based on certain assumptions by management. These statement are often identified by the use of words such as “may,” “will,” “expect,” “plans,” “believe,” “ anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein and in our Form 10-K filed with the SEC on February 18, 2005 under the heading “Risk Factors.” We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

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

As of June 30, 2005, we have interest rate exposure on $89.3 million of our senior secured credit facility. Our debt obligations subject to floating rates at June 30, 2005 include $89.3 million of variable rate debt at an approximate average interest rate of 4.7% as of June 30, 2005. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.9 million on a calendar year basis.

Item 4. Controls and Procedures

As previously reported in May 2005, we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. Accordingly, we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly reports on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. The financial statements contained in this report include the corrected lease accounting.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2005, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting certain leasehold improvements depreciable lives and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period. As a result of such remediation, our disclosure controls and procedures were effective as of June 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. In performing the evaluation, we also considered the changes to our lease accounting practices and policies described above. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the changes in our lease accounting policies described above.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services, Inc. (the Company) against the members of its Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in favor of the Company, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on its review of the complaint, the Company believes that the derivative lawsuit is without merit and has moved for dismissal of the complaint. The court has not yet ruled on the Company’s motion to dismiss the complaint. The Company is obligated to provide indemnification to its officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement dated June 1, 2005 between and among Dolphin Medical of Scottsdale LLC, The Oncology Center at Riverside, LLC, Greenbelt Cancer Center LLC, The Valley Cancer Center of Holyoke, LLC, Arizona Radiation Therapy Management Services, Inc., Maryland Radiation Therapy Management Services, Inc. and New England Radiation Therapy Management Services, Inc. (Except for Exhibit 5.1(n), Management Services Agreement between Arizona Radiation Therapy Management Services, Inc. and Dolphin Medical of Scottsdale LLC, the exhibits and schedules to this document have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.)

10.1	Amendment to Administrative Services Agreement effective April 1, 2005 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.

10.2	Lease dated June 1, 2005 between Arizona Radiation Enterprises, LLC and Arizona Radiation Therapy Management Services, Inc.

10.3	Administrative Services Agreement between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services PC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

List of Omitted Exhibits and Schedules

Exhibit 1.1(a)	Bill of Sale
Exhibit 1.3(a)(i)	Escrow Agreement
Exhibit 5.1(c)	Assignment and Assumption Agreement
Exhibit 5.1(d)	Assignment of Lease for the Belcamp Facility
Exhibit 5.1(e)	Assignment of Lease for the Greenbelt Facility
Exhibit 5.1(f)	Assignment of Lease for the Holyoke Facility
Exhibit 5.1(g)	Sublease Agreement for the Franklin Facility
Exhibit 5.1(i)	Assignment of Professional Services Agreement between Dolphin Scottsdale, Advanced Radiotherapy, PLLC and Arizona Buyer
Exhibit 5.1(j)	Assignment of Service Agreement between Dolphin Belcamp, Vinita Patanaphas, M.D., P.A. and Maryland Buyer
Exhibit 5.1(k)	Assignment of Service Agreement between Dolphin Greenbelt, Greenbelt Radiation Oncology Associates, LLC and Maryland Buyer, duly executed by Maryland Buyer
Exhibit 5.1(l)	Non-Competition Agreement between Buyers and Mark Cherney
Exhibit 5.1(m)	Non-Competition Agreement between Buyers and Tracy Stephens
Schedule 1.1(a)(vi)	Software programs

List of Omitted Exhibits and Schedules – continued

Schedule 1.1	(a)(v)	Assigned Agreements
Schedule 1.1	(c)	Assets
Schedule 1.1	(d)	Permitted Liens
Schedule 1.3	(b)	Allocation
Schedule 3.1	(g)	Shareholders
Schedule 3.2	(a)	Leases
Schedule 3.2	(b)	Liens
Schedule 3.2	(d)	Permitted Liens
Schedule 3.3		Financial Statements
Schedule 3.4		Absence of Changes
Schedule 3.6		Violation of Other Instruments
Schedule 3.7		Legal Matters
Schedule 3.8	(b)	Permits
Schedule 3.8	(c)	Medicare
Schedule 3.9		Taxes
Schedule 3.10		Environmental
Schedule 3.11		Agreements
Schedule 3.13		Inspections
Schedule 3.14		Fraud and Abuse
Schedule 3.16		Licenses
Schedule 3.17		Insurance
Schedule 3.19		Patents, Trademarks
Schedule 3.22		Leased Real Property
Schedule 3.24	(a)	List of Employee Agreements
Schedule 3.24	(b)	List of Employees
Schedule 3.24	(c)	Severance
Schedule 3.24	(d)	Increased Compensation
Schedule 3.25		Employee Benefit Plans

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.
Date: August 5, 2005

	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President
and Chief Financial Officer