Form 10-Q
period 2005-09-30
RADIATION THERAPY SERVICES INC
filed 2005-11-07
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 1, 2005, we had outstanding 22,823,981 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net patient service revenue	$54,175	$38,971	$155,453	$120,228
Other revenue	1,839	1,703	7,424	5,528

Total revenues	56,014	40,674	162,877	125,756

Salaries and benefits	29,248	21,749	81,815	63,546
Medical supplies	1,411	808	4,296	2,560
Facility rent expenses	1,987	1,310	5,572	4,061
Other operating expenses	2,599	1,816	7,021	5,601
General and administrative expenses	6,312	6,296	16,730	14,513
Depreciation and amortization	2,895	1,708	7,664	4,897
Provision for doubtful accounts	2,621	1,427	5,784	4,180
Interest expense, net	1,513	787	3,563	2,641
Impairment loss	—	—	1,226	—

Total expenses	48,586	35,901	133,671	101,999

Income before minority interests	7,428	4,773	29,206	23,757
Minority interests in net (earnings) losses of consolidated entities	(92)	20	625	5

Income before income taxes	7,336	4,793	29,831	23,762
Income tax expense	2,809	1,917	11,515	19,545

Net income	$4,527	$2,876	$18,316	$4,217
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreement, net of tax	3	1	(33)	37

Comprehensive income	$4,530	$2,877	$18,283	$4,254

Net income per common share outstanding-basic	$0.20	$0.13	$0.81	$0.22

Net income per common share outstanding-diluted	$0.19	$0.12	$0.78	$0.21

Weighted average shares outstanding:
Basic	22,757	22,448	22,693	19,562

Diluted	23,745	23,044	23,613	20,360

Pro forma income data:
Income before income taxes, as reported				$23,762
Pro forma income taxes				9,505

Pro forma net income				$14,257

Pro forma net income per common share outstanding - basic				$0.73

Pro forma net income per common share outstanding - diluted				$0.70

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,174	$5,019
Marketable securities, at market	5,900	2,400
Accounts receivable, net	33,460	25,834
Income taxes receivable	2,411	426
Prepaid expenses	2,313	2,882
Current portion of lease receivable	699	653
Inventories	1,205	1,065
Other	1,155	680

Total current assets	52,317	38,959
Lease receivable, less current portion	700	1,230
Equity investments in joint ventures	748	1,422
Property and equipment, net	108,775	83,000
Goodwill, net	65,379	35,442
Intangible assets, net	7,137	1,328
Other assets	8,056	6,797

Total assets	$243,112	$168,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,301	$2,955
Accrued expenses	11,518	9,482
Deferred income taxes	1,461	1,729
Current portion of long-term debt	10,726	9,620

Total current liabilities	38,006	23,786
Long-term debt, less current portion	95,219	56,483
Other long-term liabilities	2,122	2,005
Deferred income taxes	15,614	15,479
Minority interest in consolidated entities	3,641	4,104

Total liabilities	154,602	101,857
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 22,824 and 22,489 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	72,459	69,687
Retained earnings (deficit)	16,706	(1,610)
Notes receivable from shareholders	(633)	(1,767)
Accumulated other comprehensive (loss) income, net of tax	(24)	9

Total shareholders’ equity	88,510	66,321

Total liabilities and shareholders’ equity	$243,112	$168,178

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$18,316	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,067	4,770
Amortization	597	127
Deferred rent expense	167	111
Write down of machine parts inventory	—	1,223
Deferred income tax provision	(133)	15,407
Stock based compensation	89	104
Impairment loss	1,226	—
Provision for doubtful accounts	5,784	4,180
Loss on the sale of property and equipment	75	40
Gain on sale of equity interest in joint venture	(982)	—
Minority interests in net losses of consolidated entities	(625)	(5)
Write off of loan costs	579	336
Equity interest in net loss (income) of joint ventures	523	(35)
Changes in operating assets and liabilities:
Accounts receivable	(13,975)	(6,257)
Income taxes receivable	(1,985)	—
Inventories	(140)	(239)
Prepaid expenses	570	1,028
Accounts payable	2,502	(908)
Accrued expenses	1,978	(1,481)
Income taxes payable	—	4,143

Net cash provided by operating activities	21,633	26,761
Cash flows from investing activities
Purchases of property and equipment	(15,899)	(12,268)
Acquisition of radiation centers	(42,835)	(7,115)
Proceeds from the sale of property and equipment	21	951
Proceeds from the sale of equity interest in joint venture	1,814	—
Receipts of principal payments of notes receivable from shareholders	—	662
Purchases of marketable securities	(3,500)	—
Repayments from (loans to) employees	326	(534)
Contribution of capital to joint venture entities	(84)	—
Distribution received from joint venture	235	—
Change in lease receivable	484	353
Change in other assets	(218)	587

Net cash used in investing activities	(59,656)	(17,364)
Cash flows from financing activities
Proceeds from issuance of debt	42,000	51,400
Principal repayments of debt	(6,976)	(58,353)
Proceeds from public offering of common stock, net of expenses	—	46,781
Proceeds from issuance of common stock	—	38
Proceeds from exercise of stock options	2,683	2,112
Payments of notes receivable from shareholders	1,134	546
Minority interest in partnership distribution	(70)	—
Distributions to shareholders	—	(46,441)
Payments of loan costs	(593)	(1,633)

Net cash provided by (used in) financing activities	38,178	(5,550)

Net increase in cash and cash equivalents	155	3,847
Cash and cash equivalents, at beginning of period	5,019	2,606

Cash and cash equivalents, at end of period	$5,174	$6,453

Continued on next page

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$4,719	$3,711
Recorded accounts payable liabilities related to the purchase commitment of delivered medical equipment	$8,732	—
Issuance of common stock for the acquisition of Devoto Construction, Inc.	—	$3,528
Recorded capital lease obligations related to the acquisition of radiation center assets	$48	$2,034
Recorded obligation related to the acquisition of radiation center assets	$137	$100

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46R (FIN No. 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, requires a company to consolidate variable interest entities if the company is the primary beneficiary of the activities of those entities. Certain of the Company’s radiation oncology practices are variable interest entities as defined by FIN No. 46R, and the Company has a variable interest in each of these practices through its administrative services agreements. The Company, through its variable interests in these practices, would absorb a majority of the net losses of these practices, should they occur. Based on these determinations, the Company has included the radiation oncology practices in its consolidated financial statements for all periods presented. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and as amended on Form 10-K/A for the year ended December 31, 2004.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net income as previously reported.

The cost of revenues for the three months ended September 30, 2005 and 2004 are approximately $32.1 million and $23.7 million, respectively. The cost of revenues for the nine months ended September 30, 2005 and 2004 are approximately $90.0 million and $69.3 million, respectively.

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

4. PUBLIC OFFERING OF COMMON STOCK AND RECAPITALIZATION

On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $46.8 million, approximately $44.0 million was used to repay outstanding indebtedness under our senior secured credit facility, and approximately $2.8 million was used to repay outstanding indebtedness to certain of our directors, officers and related parties.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income or pro forma net income, as reported	$4,527	$2,876	$18,316	$14,257
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(389)	(605)	(1,710)	(837)

Adjusted pro forma net income	$4,138	$2,271	$16,606	$13,420

Adjusted net income or pro forma net income per share:
Basic – as reported	$0.20	$0.13	$0.81	$0.73

Basic – adjusted pro forma	$0.18	$0.10	$0.73	$0.69

Diluted – as reported	$0.19	$0.12	$0.78	$0.70

Diluted – adjusted pro forma	$0.18	$0.10	$0.71	$0.67

Adjusted pro forma weighted average common shares outstanding	22,757	22,448	22,693	19,562

Adjusted pro forma weighted average common and common equivalent shares outstanding - diluted	23,390	22,796	23,279	20,112

6. EARNINGS PER SHARE

Diluted earnings per common and common equivalent share have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the respective periods. The weighted average common and common equivalent shares outstanding have been adjusted to include the number of shares that would have been outstanding if vested “in the money” stock options had been exercised, at the average market price for the period, with the proceeds being used to buy back shares (i.e., the treasury stock method). Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding — basic	22,757	22,448	22,693	19,562
Effect of dilutive options	988	596	920	798

Weighted average common and common equivalent shares outstanding — diluted	23,745	23,044	23,613	20,360

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

In June 2004, options were granted to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $89,000 for the nine months ended September 30, 2005. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the options at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant.

At September 30, 2005, the Company had approximately 2,390,000 options available for grant and approximately 2,161,000 options outstanding.

8. IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

9. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income / loss. Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains / losses on interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain / loss was an increase to shareholders’ equity on a cumulative basis by $9,000 as of December 31, 2004 and a decrease to shareholders’ equity of $24,000 as of September 30, 2005.

10. ACQUISITIONS

On April 1, 2005, the Company sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million. The Company realized a gain of approximately $982,000 on the sale of the interest.

In April 2005, the Company acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $0.7 million. The Company operates the facility as part of its Western Maryland local market. Under the terms of the agreement, the Company partners with a university hospital system and manages the facility. The Company determined that the purchases of the radiation therapy center would provide an expansion into the Western Maryland local market and add value in providing advanced treatment services to the community. The allocation of the purchase price was to tangible assets of $0.2 million, certificate of need license of $0.2 million, goodwill of $0.5 million and assumed liabilities and minority interest of $0.2 million.

In May 2005, the Company acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for approximately $25.9 million, plus a three-year contingent earn-out. The Company will provide all technical and certain administrative services to the practices. This acquisition will position the Company as the largest operator of radiation oncology treatment centers in the state of Nevada. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service area. The allocation of the purchase price was to tangible assets of $5.4 million, non-compete agreements of $3.3 million, amortized over six years, and goodwill of $17.2 million.

In June 2005 the Company acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.2 million. This acquisition provides the Company its first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand the Company’s presence in its Western Maryland local market. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service areas. The allocation of the purchase price was to tangible assets of $1.0 million, non-compete agreements of $3.0 million, amortized over periods ranging from 1.5 years to 10 years, and goodwill of $12.2 million.

11. PURCHASE COMMITMENT

The Company entered into a binding contract to purchase a total of seven stereotactic radiosurgery systems for approximately $16.1 million. The Company expects to pay for the four systems already delivered in the fourth quarter of 2005 totaling approximately $8.7 million payable upon completion of installation and to pay for the remainder of the systems in 2006.

12. INCOME TAXES

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options and restricted stock. As originally issued by the FASB, SFAS No. 123R would have required the Company to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. On April 14, 2005, the United States Securities and Exchange Commission (the “SEC”) announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123R. As announced, the SEC will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R, effective January 1, 2006, will have an impact on its consolidated results of operations and earnings per share. As permitted by Statement 123, the Company currently accounts for share-based payments using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.

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

14. LEGAL PROCEEDINGS

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

15. SUBSEQUENT EVENT

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all outstanding nonvested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration of nonvested stock options to purchase an aggregate of 1.3 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, will become immediately exercisable. The affected stock options held by these individuals have exercise prices of between $2.80 and $13.00 per share.

The primary purpose of the acceleration of nonvested stock options is to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R the compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement over the period commencing with the implementation of SFAS 123R and continuing through 2009 is approximately $2.5 million.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of September 30, 2005, we provide radiation therapy services in 67 treatment centers. Our treatment centers are clustered into 21 local markets in 13 states, including Alabama, Arizona, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. Of these 67 treatment centers, 20 treatment centers were internally developed, 35 were acquired and 12 involve hospital-based treatment centers.

Healthcare is delivered locally, and in certain markets or local markets, it may be advantageous to fully integrate with key physicians through a group practice. In these instances, we believe we further strengthen both our clinical working relationships and our standing in the local oncology field. We currently operate as a group practice in a limited number of our markets, principally with other oncologists including gynecological and surgical.

We use a number of metrics to assist management in evaluating financial condition and operating performance, and the most important follow:

•	The number of treatments delivered per day in our freestanding centers

•	The average revenue per treatment in our freestanding centers

•	The ratio of funded debt to earnings before interest, taxes, depreciation and amortization (leverage ratio)

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies to improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we have a pilot image-guided radiation therapy program using kV x-rays in one of our centers and believe that expanded reimbursement for the technology, effective January 1, 2005 only available in hospital outpatient settings, will accelerate the implementation of this new technology across our local markets.

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our condensed consolidated statements of income and comprehensive income. Net patient service revenue in our condensed consolidated statements of income and comprehensive income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers.

For the three months and nine months ended September 30, 2005, our total revenues grew by 37.7% and 29.5%, respectively while our net income grew by 57.4% and 28.5% respectively over our net income and pro forma net income, respectively for the same periods of the prior year. For the three and nine months ended September 30, 2005, we had total revenues of $56.0 million and $162.9 million, respectively.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,		Nine Months Ended
	2003	2004	September 30, 2005
Treatment centers at beginning of period	40	51	56
Internally developed	2	3	(1)
Acquired	6	3	10
Hospital-based	3	(1)	2

Treatment centers at period end	51	56	67

Local markets at period end	17	19	21

During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market. During the second quarter of 2005, we incurred expenses of approximately $0.3 million associated with the transition of an internally developed freestanding center to a hospital-based radiation treatment center at Northern Westchester Hospital within our Westchester/Bronx local market.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	%Change	2005	2004	%Change
Number of treatment days	64	64		192	192
Total treatments – freestanding centers	83,723	63,450	32.0%	242,010	202,326	19.6%
Treatments per day – freestanding centers	1,308	991	32.0%	1,260	1,054	19.6%
Percentage change in total revenues – same practice basis	13.9%	13.8%		14.6%	11.5%
Percentage change in revenue per treatment – freestanding centers – same practice basis	10.0%	13.2%		10.1%	11.7%
Percentage change in treatments per day – freestanding centers – same practice basis	2.2%	3.3%		0.6%	1.0%
Local markets at period end	21	18	16.7%
Treatment centers - freestanding	55	44	25.0%
Treatment centers - hospital	12	10	20.0%

	67	54	24.1%

Days sales outstanding for the quarter	55	56

Our revenue growth is primarily driven by increasing the utilization of our existing centers, entering new markets and by benefiting from demographic and population trends in most of our local markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the nine months ended September 30, 2005, net patient service revenue comprised 95.4% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. Our administrative services fees may include fees for providing facilities and equipment, management and administrative services, as well as the services of our dosimetrists, physicists, therapists and medical assistants. In 36 of our radiation treatment centers, we employ the physicians, and in 31 we operate pursuant to administrative service agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations that meet the criteria for consolidation. For the nine months ended September 30, 2005 27.4% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the nine months ended September 30, 2005, other revenue comprised approximately 4.6% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare including advances in technology. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. CMS released its estimate on March 31, 2005 indicating that the 2006 physician fee schedule update will be decreased by 4.3%. CMS has proposed its 2006 physician fee schedule this summer for comment before finalizing the fee schedule for 2006 in early November. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2005, Medicare began reimbursing hospital and hospital based facilities for kV x-rays used in delivering image-guided radiation therapy. We believe this development will likely lead to future reimbursement for this technology in a freestanding setting.

Other material factors that we believe will also impact our future financial performance include:

•	Increased costs associated with being a new public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with expected changes in the accounting for stock compensation.

•	Continued advances in technology and the related capital requirements.

•	State income tax exposure as a result of the termination of our Sub S-corporation election.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

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

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $0.7 million. We will operate the facility as part of our Western Maryland local market. Under the terms of the agreement, we will partner with a university hospital system and manage the facility. We plan to implement an intensity modulated radiation therapy (IMRT) program and other advanced technologies at the facility.

In May 2005, we acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $25.9 million, plus a three-year contingent earn-out. We will provide all technical and certain administrative services to the practice. We plan to expand the availability of advanced radiation therapy treatment modalities in the service area. This acquisition expanded our presence in Nevada where we operated four centers before the acquisition.

In June 2005, we acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.2 million. This acquisition provided our first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand our presence in our Western Maryland local market. We plan to expand the availability of advanced radiation therapy treatment modalities in the service areas.

During the second quarter of 2005 we were awarded a contract to develop a state of the art radiation center at the prestigious Roger Williams Hospital in Providence, Rhode Island. As of June 1, 2005 we were providing professional services, and we are planning for a joint venture freestanding radiation therapy center with the hospital.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In September 2005, we opened for business our South County, Rhode Island treatment center and began treating patients at the facility. The center is our 67th treatment center in operation and the third center opened in our Rhode Island local market.

In October 2005, we announced that we will install seven stereotactic radiosurgery systems with image guided radiation therapy (IGRT) capabilities in our radiation treatment centers in four of our Southwest Florida local markets and our Las Vegas, Nevada local market. The installation of the systems will be completed as a pilot program, giving us the opportunity to utilize new technologies and develop protocols for future technology integration. The aggregate cost of the systems is $16.1 million and will be funded by our cash from operations and our lease and revolving lines of credit.

The stereotactic systems will allow us to treat extra-cranial cancers to a higher dose with target localization and image verification. All of the systems include image guided radiation therapy (IGRT) capabilities using both cone-beam computed tomography (CT) and high-quality kV X-ray imaging.

The systems are capable of delivering stereotactic radiosurgery by increasing the maximum dose delivery rate and by fine-tuning the focal point of the beams to a one millimeter diameter sphere. Additionally, the focal point is moveable by remote control, which speeds treatment time while maximizing the number of beam angles that can be used to optimize delivery in a single treatment. The systems can also be used for stereotactic radiotherapy, which is delivered over several days, and intensity modulated, conventional and conformal radiation therapy, which is delivered in small daily doses over a period of weeks.

While the Company’s operations at its twenty-one (21) treatment centers in South Florida were recently disrupted by Hurricane Wilma, the centers did not suffer any structural damage because of the hurricane. The centers were closed on Monday, October 24, in anticipation of the hurricane and twenty of the centers are now fully operational and the remaining center will resume full operation as electrical power is restored. The Company’s fourth quarter 2005 financial results will be affected by the hurricane and management is still assessing the short-term impact.

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payor in our last fiscal year and the nine months ended September 30, 2004 and 2005.

	Year Ended December 31,	Nine Months Ended September 30,
Payor	2004	2004	2005
Medicare and Medicaid	53.0%	53.6%	51.2%
Commercial	45.5	45.2	46.5
Self pay	1.5	1.2	2.3

Total net patient service revenue	100.0%	100.0%	100.0%

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

In March 2005, the CMS released its calculations of Medicare’s sustainable growth rate (SGR) formula which, if left alone, would produce a 4.3% reduction in physicians’ fees. There is legislation pending before Congress to avert the SGR formula generated cut by setting a minimum fee increase in 2006. In the past, Congress has provided interim relief for SGR formula generated reductions but there can be no assurance that Congress will continue to do so in the future. The Medicare physician fee schedule for 2006 is expected to be finalized in November of 2005.

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

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payors decrease, then our total revenues and net income could decrease.

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

During the nine months ended September 30, 2005 and 2004, approximately 51.2% and 53.6%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

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

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net patient service revenue	96.7%	95.8%	95.4%	95.6%
Other revenue	3.3	4.2	4.6	4.4

Total revenues	100.0	100.0	100.0	100.0

Salaries and benefits	52.2	53.5	50.2	50.5
Medical supplies	2.5	2.0	2.6	2.0
Facility rent expenses	3.5	3.2	3.4	3.2
Other operating expenses	4.6	4.5	4.3	4.5
General and administrative expenses	11.3	15.5	10.3	11.5
Depreciation and amortization	5.2	4.2	4.7	3.9
Provision for doubtful accounts	4.7	3.5	3.6	3.3
Interest expense, net	2.7	1.9	2.2	2.1
Impairment loss	—	—	0.8	—

Total expenses	86.7	88.3	82.1	81.0

Income before minority interests	13.3	11.7	17.9	19.0
Minority interests in net losses (earnings) of consolidated entities	(0.2)	—	0.4	—

Income before income taxes	13.1	11.7	18.3	19.0
Income tax expense	5.0	4.7	7.1	15.5

Net income	8.1%	7.0%	11.2%	3.5%

Pro forma income data:
Income before income taxes, as reported				19.0%
Pro forma income taxes				7.6

Pro forma net income				11.4%

Comparison of the Three Months Ended September 30, 2005 and 2004

Total revenues. Total revenues increased by $15.3 million, or 37.7%, from $40.7 million for the three months ended September 30, 2004 to $56.0 million for the three months ended September 30, 2005. Approximately $9.7 million of this increase resulted from our expansion into new local markets during the latter part of 2004 and in 2005 through the acquisition of 13 new treatment centers and the opening of 2 new de novo centers. We acquired three new treatment centers in New Jersey in September 2004, one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004 and another de novo center in South County, Rhode Island in September 2005. Approximately $5.6 million of this increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $7.5 million, or 34.5%, from $21.7 million for the three months ended September 30, 2004 to $29.2 million for the three months ended September 30, 2005. Salaries and benefits as a percentage of total revenues decreased from 53.5% for the three months ended September 30, 2004 to 52.2% for the three months ended September 30, 2005. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion into new local markets during the fourth quarter of 2004 and new treatment centers acquired in 2005 contributed to a $4.2 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $3.3 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.6 million, or 74.6%, from $0.8 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005. Medical supplies as a percentage of total revenues increased from 2.0% for the three months ended September 30, 2004 to 2.5% for the three months ended September 30, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $0.3 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 51.7%, from $1.3 million for the three months ended September 30, 2004 to $2.0 million for the three months ended September 30, 2005. Facility rent expenses as a percentage of total revenues increased from 3.2% for the three months ended September 30, 2004 to 3.5% for the three months ended September 30, 2005. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.5 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada.

Other operating expenses. Other operating expenses increased by $0.8 million or 43.1%, from $1.8 million for the three months ended September 30, 2004 to $2.6 million for the three months ended September 30, 2005. Other operating expenses as a percentage of total revenues increased from 4.5% for the three months ended September 30, 2004 to 4.6% for the three months ended September 30, 2005. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase was primarily related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada.

General and administrative expenses. General and administrative expenses remained unchanged at $6.3 million for the three months ended September 30, 2004 and 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 15.5% to 11.3%. The decrease as a percentage of revenue was due to a charge of $1.2 million for the write down of certain of our analog Linac and simulator inventory during the third quarter of 2004. The write down of $1.2 million in 2004 was offset by an increase of approximately $0.4 million in expenses associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increases in general and administrative expenses included approximately $0.6 million relating to the growth in the number of our local markets, and approximately $0.2 million in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $1.2 million, or 69.5%, from $1.7 million for the three months ended September 30, 2004 to $2.9 million for the three months ended September 30, 2005. Depreciation and amortization expense as a percentage of total revenues increased from 4.2% for the three months ended September 30, 2004 to 5.2% for the three months ended September 30, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.2 million. Approximately $0.9 million of the increase was attributable to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.2 million, or 83.7%, from $1.4 million for the three months ended September 30, 2004 to $2.6 million for the three months ended September 30, 2005. Provision for doubtful accounts as a percentage of total revenues increased from 3.5% in 2004 to 4.7% in 2005. Approximately $0.5 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada, and the balance within our remaining existing local markets as result of the growth in our accounts receivable due to services of advanced new technology procedures and the growth in our self pay patients.

Interest expense, net. Interest expense, net increased by $0.7 million, or 92.2%, from $0.8 million for the three months ended September 30, 2004 to $1.5 million for the three months ended September 30, 2005. Interest expense as a percentage of total revenues increased from 1.9% in 2004 to 2.7% in 2005. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings for our expansion into new markets.

Net income. Net income increased by $1.6 million, or 57.4%, from $2.9 million in net income for the three months ended September 30, 2004 to $4.5 million for the three months ended September 30, 2005. Net income represents 8.1% and 7.0% of total revenues for the three months ended September 30, 2005 and 2004, respectively.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Total revenues. Total revenues increased by $37.1 million, or 29.5%, from $125.8 million for the nine months ended September 30, 2004 to $162.9 million for the nine months ended September 30, 2005. Approximately $17.7 million of this increase resulted from our expansion into new local markets during the latter part of 2004 and in 2005. We acquired three new treatment centers in New Jersey in September 2004, one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004 and another de novo center in South County, Rhode Island in September 2005. Approximately $18.4 million of this increase was driven by service mix improvements, volume growth and pricing in our existing local markets. Total revenues in 2005 also included a one-time gain of approximately $1.0 million from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland.

Salaries and benefits. Salaries and benefits increased by $18.3 million, or 28.7%, from $63.5 million for the nine months ended September 30, 2004 to $81.8 million for the nine months ended September 30, 2005. Salaries and benefits as a percentage of total revenue decreased from 50.5% for the nine months ended September 30, 2004 to 50.2% for the nine months ended September 30, 2005. Additional staffing of personnel and physicians due to our expansion into new local markets during the fourth quarter of 2004 and the acquisitions of new treatment centers acquired in 2005 contributed to a $7.3 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $11.0 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $1.7 million, or 67.8%, from $2.6 million for the nine months ended September 30, 2004 to $4.3 million for the nine months ended September 30, 2005. Medical supplies as a percentage of total revenues increased from 2.0% for the nine months ended September 30, 2004 to 2.6% for the nine months ended September 30, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $1.2 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $1.5 million, or 37.2%, from $4.1 million for the nine months ended September 30, 2004 to $5.6 million for the nine months ended September 30, 2005. Facility rent expenses as a percentage of total revenues increased from 3.2% for the nine months ended September 30, 2004 to 3.4% for the nine months ended September 30, 2005. Approximately $1.0 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada. Approximately $0.3 million relates to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market.

Other operating expenses. Other operating expenses increased by $1.4 million or 25.4%, from $5.6 million for the nine months ended September 30, 2004 to $7.0 million for the nine months ended September 30, 2005. Other operating expenses as a percentage of total revenues decreased from 4.5% for the nine months ended September 30, 2004 to 4.3% for the nine months ended September 30, 2005. Approximately $1.1 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada. Within our existing local markets, other operating expenses increased $0.3 million due to increases in the cost of repairs and maintenance of equipment.

General and administrative expenses. General and administrative expenses increased by $2.2 million, or 15.3%, from $14.5 million for the nine months ended September 30, 2004 to $16.7 million for the nine months ended September 30, 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.5% for the nine months ended September 30, 2004 to 10.3% for the nine months ended September 30, 2005. Approximately $2.0 million of the increase incurred was associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increase in general and administrative expenses included approximately $1.0 million relating to the growth in the number of our local markets, and $0.4 million in our existing local markets offset by a one time charge of $1.2 million for the write down of certain of our analog Linac and simulator inventory during the third quarter of 2004.

Depreciation and amortization. Depreciation and amortization increased by $2.8 million, or 56.5%, from $4.9 million for the nine months ended September 30, 2004 to $7.7 million for the nine months ended September 30, 2005. Depreciation and amortization expense as a percentage of total revenues increased from 3.9% for the nine months ended September 30, 2004 to 4.7% for the nine months ended September 30, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.6 million. Approximately $1.6 million of the increase was attributable to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.6 million, or 38.4%, from $4.2 million for the nine months ended September 30, 2004 to $5.8 million for the nine months ended September 30, 2005. Provision for doubtful accounts as a percentage of total revenues increased from 3.3% in 2004 to 3.6% in 2005. Approximately $0.7 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Clark County, Nevada, and the balance within our remaining existing local markets as result of the growth in our accounts receivable due to services of advanced new technology procedures and the growth in our self pay patients.

Interest expense, net. Interest expense, net increased by $1.0 million, or 34.9%, from $2.6 million for the nine months ended September 30, 2004 to $3.6 million for the nine months ended September 30, 2005. Interest expense as a percentage of total revenues increased from 2.1% in 2004 to 2.2% in 2005. Included in interest expense, net is an insignificant amount of interest income. Approximately $1.0 million of the increase is as a result of the increased borrowings for our expansion into new markets. Approximately $0.2 million is as a result of an increase in rates and the remainder of the increase is due to interest on additional capital leases entered into in late 2004 and 2005 of approximately $0.3 million, offset by the interest cost savings on the Term B loan of approximately $0.5 million paid off in June 2004.

Impairment loss. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

Net income and pro forma net income Net income increased by $4.0 million, or 28.5%, from $14.3 million in pro forma net income for the nine months ended September 30, 2004 to $18.3 million for the nine months ended September 30, 2005. Net income and pro forma net income represents 11.2% and 11.4% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of 2004 and provides for income taxes utilizing an effective rate of approximately 40.0%.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine-month periods ended September 30, 2005 and 2004, were $21.6 million, and $26.8 million, respectively.

Net cash provided by operating activities decreased by $5.2 million from $26.8 million for the nine months ended September 30, 2004 to $21.6 million for the nine months ended September 30, 2005. The decrease of $5.2 million was affected by income tax payments made in 2005 of approximately $12.6 million, while no tax payments were made in 2004, since we were not subject to corporate income tax due to our status as an S-corporation prior to our initial public offering, offset by an increase in our net income. Accounts receivable increased by $6.1 million from the prior year due primarily to our expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing local markets in Florida, Maryland and Nevada.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine-month periods ended September 30, 2005 and 2004, were $59.7 million, and $17.4 million, respectively.

Net cash used in investing activities increased by $42.3 million from $17.4 million for the nine month period ended September 30, 2004 to $59.7 million for the nine month period ended September 30, 2005. Net cash used in investing activities was impacted by approximately $42.8 million from the acquisitions of radiation center assets during the second quarter of 2005. Approximately $15.9 million in additional purchases of property and equipment related to new equipment and equipment upgrades. Approximately $3.5 million of purchases of marketable securities for investments in municipal bonds and preferred stock during the nine months ended September 30, 2005 and proceeds of approximately $1.8 million from the sale of an equity interest in a joint venture contributed to the change in our investing activities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2005 was $38.2 million and net cash used in financing activities for the nine-month period ended September 30, 2004, was $5.6 million.

In the first quarter of 2004, we borrowed approximately $41 million under our senior secured credit facility, for a planned one-time distribution to our shareholders in April 2004 and we borrowed approximately $7.7 million for the acquisition of the two New Jersey centers in the third quarter of 2004 and other borrowings of approximately $2.7 million. In 2005, we borrowed approximately $42 million for the acquisition of radiation center assets during the second quarter of 2005. Net cash provided by financing activities was also impacted by approximately $51.4 million reduction in repayments of debt as a result of our receipt of proceeds of approximately $46.8 million in June 2004 from our initial public offering of common stock. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005 as compared to $1.6 million for the nine months ended September 2004. The receipt of $2.7 million from the exercise of stock options and the receipt of $1.1 million from payments of notes receivable from shareholders also impacted cash flow from financing activities during 2005. During the nine months ended September 30, 2004, distributions to shareholders were approximately $46.4 million. No distributions have been made since our initial public offering in June 2004.

Credit Facility and Available lease lines

We have a senior secured credit facility which provides a revolving credit commitment of $140 million and a Term A loan of $35 million.

Our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 150 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points.

As of September 30, 2005, we had $105.9 million of outstanding debt, $10.7 million of which was classified as current. Of the $105.9 million of outstanding debt, $91.4 million was outstanding to lenders under our senior secured credit facility, and $14.5 million was outstanding under capital leases and other miscellaneous indebtedness. As of September 30, 2005, of the outstanding borrowings under our senior secured credit facility, $7.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of September 30, 2005.

We currently maintain two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the total commitment amount of $16 million. As of September 30, 2005 we had $7.7 million available under the two lease lines of credit.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of September 30, 2005 we had $24.2 million available under the lease line of credit.

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

In Maryland, Massachusetts, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders. Michael J. Katin, M.D., a director, is a licensed physician in the states of Nevada and North Carolina and we have administrative services agreements with his professional corporations in these states. In the state of New York, our Chairman, Howard M. Sheridan, M.D., our Chief Executive Officer and President, Daniel

E. Dosoretz, M.D., our Medical Director, James H. Rubenstein, M.D. and Dr. Katin, are licensed physicians and we have administrative services agreements with their professional corporation. Additionally, Dr. Katin, a principal shareholder, is a licensed physician in the state of Maryland and we have an administrative services agreement with his professional corporation in this state. While we have transition agreements in place in all states except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we are generally paid a fixed annual fee on a monthly basis by the professional corporations for our services, which are generally subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

Additionally, we lease 16 of our properties from ownership groups that consist of certain of our directors, officers, principal shareholders, shareholders and employees. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from a newly-formed insurance entity, which is owned by Drs. Katin, Dosoretz, Rubenstein and Sheridan. We renewed this coverage in October 2004 and in October 2005 which was approved by the audit committee. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

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

We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements and ownership of our common stock issued by us in connection with acquisitions. We also have financial arrangements with physicians who refer Medicare and Medicaid patients to us, which relationships are also subject to the Stark Law. We rely on certain exceptions to self-referral laws including an exception for radiation oncologist referrals of radiation therapy services, as well as employee, group practice and in-office ancillary services exceptions, that we believe are applicable to our arrangements. In a limited number of markets we have relationships with non-radiation oncology physicians such as surgical and gynecological oncologists that are members of a group practice with our radiation oncologists and we rely on the group practice exception to self-referral laws with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that physicians who own our common stock or hold promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our common stock. If our financial relationships with physicians were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

Our treatment center operations are subject to many laws and regulations at the federal, state and local government levels. These laws and regulations require that our treatment centers meet various licensing, certification and other requirements, including those relating to:

•	qualification of medical and support persons;

•	pricing of services by healthcare providers;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	clinic licensure and certificates of need;

•	maintenance and protection of records; or

•	environmental protection, health and safety.

While we attempt to comply with all applicable laws and regulations some of which can be complex and subject to interpretation, our treatment centers may fail to comply with all applicable laws and regulations. If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, the loss of our licenses to operate and our ability to participate in government or private healthcare programs.

We maintain a significant amount of debt to further our business or growth strategies.

As of September 30, 2005, we had outstanding debt of $105.9 million. Approximately $78.6 million is available for borrowing in the future under our third amended and restated senior secured credit facility. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

A portion of our total assets consist of intangible assets, primarily goodwill. Goodwill, net of accumulated amortization, accounted for 21.1% and 26.9% of the total assets on our balance sheet as of December 31, 2004 and September 30, 2005, respectively. We may not realize the value of goodwill. We expect to engage in additional transactions that will result in our recognition of additional goodwill. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of unamortized goodwill, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

We have treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 24 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 63% of our total revenues during 2004. Recently our 21 treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close these centers for a business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utilities services were disrupted. Our patients and employees were also affected by Hurricane Wilma. While we do not anticipate that Hurricane Wilma will have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future. If our treatment centers suffer any significant hurricane-related disruptions and/or damage in the future it could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

Forward looking statements. Some of the information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions by management. These statement are often identified by the use of words such as “may,” “will,” “expect,” “plans,” “believe,” “ anticipate,” “intend,” “could,” “estimate,” or “continue” and similar expressions or variations, and are based on the beliefs and assumptions of our management based on information then currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks discussed herein and in our Form 10-K filed with the SEC on February 18, 2005 under the heading “Risk Factors.” We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because our borrowings under our senior secured credit facility bear interest at variable rates, we are sensitive to changes in prevailing interest rates. We currently manage part of our interest rate risk under an interest rate swap agreement. We are not exposed to any market risks related to foreign currencies.

On April 1, 2005, and August 31, 2005, we entered into interest rate swap agreements with notional amounts of $5.0 million and $11.0 million, respectively. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 90 day LIBOR. The following table summarizes the terms of the swaps:

Notional Amount	Fixed Rate	Term in Months	Maturity
$5.0 million	4.42% (plus a margin)	24	March 30, 2007
$11.0 million	4.64% (plus a margin)	49	September 30, 2009

The fixed rate does not include the credit spread, which is currently 175 basis points. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. Our swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our senior credit facility and do not hold or issue them for trading purposes.

As of September 30, 2005, we have interest rate exposure on $75.4 million of our senior secured credit facility. Our debt obligations subject to floating rates at September 30, 2005 include $75.4 million of variable rate debt at an approximate average interest rate of 5.2% as of September 30, 2005. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million on a calendar year basis.

Item 4. Controls and Procedures

As previously reported in May 2005, we completed a review of our historical accounting treatment for leases to determine whether our practices were in accordance with the views regarding certain lease accounting issues and their application under generally accepted accounting principles expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants. As a result of our review of our lease accounting practices, and based on our discussions with our independent registered public accounting firm and the audit committee of our board of directors, we determined that our historical accounting practices for leases with fixed-rent escalations for certain leased properties and the related depreciable lives for certain leasehold improvements were incorrect. Accordingly, we restated our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly reports on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. The financial statements contained in this report include the corrected lease accounting.

Because of the lease accounting adjustments and in light of the determination that previously issued financial statements should be restated, management concluded that a material weakness in internal control over financial reporting existed as of March 31, 2005, and disclosed this matter to the audit committee of our board of directors and our independent registered public accounting firm. In the second quarter of 2005 we remediated the material weakness by conducting a review of our lease accounting methods, establishing new lease accounting policies, and correcting the depreciable lives of certain leasehold improvements and correcting our methods of accounting for fixed-rent escalations to straight-line the expense of the lease escalations over the lease period. As a result of such remediation, our disclosure controls and procedures were effective as of September 30, 2005.

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

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all outstanding nonvested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration, nonvested stock options to purchase an aggregate of 753,333 shares of the Company’s common stock held by executive officers Howard M. Sheridan, M.D., Daniel E. Dosoretz, M.D., James H. Rubenstein, M.D., David M. Koeninger, and Joseph Biscardi, which would otherwise have vested over two years, will become immediately exercisable. The affected stock options held by the executive officers have an exercise price of $13 per share. The purpose of the acceleration of nonvested stock options is to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R the compensation expense associated with these stock options would have been significant. For further detail, see footnote 15 Subsequent Event to the Company’s third quarter financial statements.

On November 3, 2005, after consideration of his undertaking of additional duties in managing the Company’s business development program, the Compensation Committee approved an increase in the annual base salary of the Company’s Chairman, Howard M. Sheridan, M.D., to $500,000 effective January 1, 2006.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
10.1	Purchase order for stereotactic radiosurgery systems

10.2	Independent Contractor Agreement between Ambergris, LLC and Katin Radiation Therapy, P.A. dated October 18, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: November 7, 2005	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President and Chief Financial Officer