Form 10-K
period 2005-12-31
RADIATION THERAPY SERVICES INC
filed 2006-02-17
CIK 1056904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer  ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of Radiation Therapy Services, Inc. held by non-affiliates based upon the closing price on June 30, 2005, was approximately $297.6 million.

As of February 1, 2006, the number of outstanding shares of common stock of Radiation Therapy Services, Inc. was 22,921,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

We are a provider of radiation therapy services to cancer patients. We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of December 31, 2005, we provided radiation therapy in 56 freestanding and 12 hospital-based treatment centers. Our treatment centers are clustered into 22 local markets in 14 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. In our 23 years of operation, we have developed a standardized operating model that enables our treatment centers to deliver high-quality, cost-effective patient care. We have a highly experienced management team and a number of our senior radiation oncologists are nationally recognized by the American College of Radiation Oncology for excellence and leadership in the field of radiation oncology. We have recently expanded our affiliations with physicians specializing in other areas including gynecology and gynecoloical and surgical oncology and urology in a limited number of our markets to strengthen our clinical working relationships.

We completed our initial public offering in June 2004. Our principal executive office is located at 2234 Colonial Boulevard, Fort Myers, Florida and our telephone number is (239) 931-7275. We conduct much of our business under the name of our wholly-owned subsidiary, 21st Century Oncology, Inc. Our corporate website is www.rtsx.com and we make available copies of our filings with the Securities and Exchange Commission on our website under the heading “Investor Relations” as soon as reasonably practicable after their filing. Our filings are also available on the Securities and Exchange Commission’s EDGAR database at www.sec.gov.

Industry Overview

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. In 2005, the American Cancer Society estimates there will be 1.4 million new cancer cases diagnosed in the United States and that cancer will account for one in every four deaths.

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

Radiation Therapy Technology. The radiation utilized by a radiation oncologist for external beam treatments is produced by a machine known as a linear accelerator. A normal course of external beam radiation therapy ranges from 20 to 40 total treatments, given daily over a four to eight week period. Recent research has produced new, advanced methods for performing radiation treatments. These advanced methods result in more effective treatments that minimize the harm to healthy tissues that surround the tumor and therefore result in fewer side effects.

Radiation Therapy Market. According to the American Society for Therapeutic Radiology and Oncology, it is estimated that there are over 4,300 radiation oncologists in the United States and approximately 2,000 hospital and freestanding radiation therapy centers. We believe that growth in the radiation therapy market will be driven by the following trends:

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

Provide Advanced Radiation Treatment Alternatives. Within our local markets, we are a leader in providing the most advanced radiation therapy alternatives. The advanced radiation treatment alternatives we provide are designed to deliver more effective radiation directly to the tumor while minimizing harm to surrounding tissues and therefore reducing side effects. We have directly benefited from the increasing awareness of cancer patients to these advanced radiation treatment alternatives.

Establish and Maintain Strong Clinical Relationships with Referring Physicians. Our team of radiation oncologists seeks to develop and maintain strong working clinical relationships with referring physicians by:

•	establishing a presence in the medical community and receiving referrals for radiation therapy based on our reputation for providing a high standard of quality patient care;

•	providing excellent patient service and involving the referring physician in the care of the patient;

•	educating our existing and potential referring physicians on new methods of radiation therapy; and

•	strengthening clinical relationships by fully integrating with key physicians through group practices in selected markets.

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

Cluster Our Treatment Centers In Local Markets. We cluster treatment centers in our local markets, which enables us to offer our patients a wide array of radiation therapy services in a cost-effective manner. By concentrating our treatment centers within a given geography, we are able to leverage our investment in advanced treatment technologies and our clinical and operational expertise across a larger patient population. Treatment centers in each of our clusters also share support services, such as physics, which leads to lower operating costs per treatment center. We are also able to better leverage our relationships with managed care payors due to the number of patients treated within our local markets.

Continually Enhance Operational Efficiencies. During our 23 years of operations, we have developed a standardized operating model that enables our treatment centers to cost-effectively deliver high-quality patient care. We continue to enhance our operating performance through the use of established protocols and procedures in our clinical operations. Furthermore, we have a centralized approach to business functions such as accounting, administration, billing, collection, marketing and purchasing, which we believe results in significant economies of scale and operating efficiencies.

Our Growth Strategy

Our growth strategy is to further increase our market share within our established local markets and selectively expand into new local markets. The key elements of our growth strategy are to:

Increase Revenue and Profitability of Our Existing Treatment Centers

We plan to increase revenue and profitability at our treatment centers within established local markets by:

•	increasing clinical referrals from physicians;

•	expanding our offering of advanced treatment services;

•	focusing on the continued implementation of standardized treatment protocols;

•	adding additional radiation oncologists; and

•	entering into additional payor relationships.

Develop New Treatment Centers Within Our Existing Local markets

We plan to develop treatment centers to expand our existing local markets. We have experience in the design and construction of radiation treatment centers, having developed 22 treatment centers located in California, Florida, Maryland, Nevada and Rhode Island. Our newly-developed treatment centers typically achieve positive cash flow within six to twelve months after opening.

Selectively Enter New Local Markets

We plan to selectively expand into new local markets through acquisition, new treatment center development and strategic alliances and joint ventures. We evaluate potential expansion into new local markets based on:

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

Expand Through Acquisitions. We plan to enter new local markets through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. We seek to acquire treatment centers with leading radiation oncologists, strong clinical referral sources and substantial prospects for growth. We believe that significant opportunity exists to add value to acquired treatment centers by providing advanced radiation therapy technology and services and by implementing our proven operating model, which includes our standardized operating systems. We have entered 10 local markets through acquisitions and have acquired 34 treatment centers to date.

Expand Through New Treatment Center Development. Where desirable, we plan to enter new local markets by internally developing new radiation treatment centers. We have established 22 treatment centers in 9 local markets located in California, Florida, Maryland, Nevada and Rhode Island by internally developing new radiation treatment centers. We currently plan to develop new treatment centers in our new local markets in Palm Springs, California and Scottsdale, Arizona, as well as add centers to our existing markets in southwest Florida.

Expand Through Strategic Alliances and Joint Ventures. We also plan to enter new local markets through strategic alliances and joint ventures. To date, we have entered 3 local markets through strategic alliances. These strategic alliances and joint ventures vary by market and can include the provision of administrative services, technology services and professional services or any combination thereof. To date, we have established these arrangements primarily with hospitals seeking our expertise in providing high-quality, cost-effective radiation therapy. Our desire and ability to enter into strategic alliances and joint venture arrangements depends on the regulatory and competitive environment and other economic factors. We have experience in effectively structuring these arrangements in a manner designed to meet the needs of multiple constituencies, including the physicians, the hospitals and regulatory authorities. Strategic alliances and joint ventures provide us with alternative methods to enter attractive new markets.

Expand Through Affiliations with Other Oncologists and Specialists. Healthcare is delivered locally, and in certain local markets, it may be advantageous to fully integrate with key physicians with medical specialties other than radiation oncology. As the practice of oncology and radiation oncology has become increasingly sophisticated, there has been a need to integrate other medical specialties in our operations. High precision radiation therapy requires close cooperation with other physicians, often from the surgical fields, to be able to target and treat tumors. In these instances, we believe we can further strengthen both our clinical working relationships and our standing in the local oncology field. We currently operate as a group practice in a limited number of our markets, principally with other oncologists, including gynecological and surgical oncologists, and beginning in December 2005 in one local market with urologists. We plan to continue to seek affiliations with physicians having specialties other than radiation oncology where desirable.

Operations

We have 23 years of experience operating radiation treatment centers. We have developed an integrated operating model, which is comprised of the following key elements:

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

Cancer patients referred to one of our radiation oncologists are provided with an initial consultation, which includes an evaluation of the patient’s condition to determine if radiation therapy is appropriate, followed by a discussion of the effects of the therapy. If radiation therapy is selected as a method of treatment, the medical staff engages in clinical treatment planning. Clinical treatment planning utilizes x-rays, CT imaging, ultrasound, positron emission tomography (PET) imaging and, in many cases, advanced computerized 3-D conformal imaging programs, in order to locate the tumor, determine the best treatment modality and the treatment’s optimal radiation dosage, and select the appropriate treatment regimen.

Our radiation treatment centers typically range from 5,000 to 12,000 square feet, have a radiation oncologist and a staff ranging between 10 and 25 people, depending on treatment center capacity and patient volume. The typical treatment center staff includes: radiation therapists, who deliver the radiation therapy, medical assistants or medical technicians, an office financial manager, receptionist, transcriptionist, block cutter, file clerk and van driver. In markets where we have more than one treatment center, we can more efficiently provide certain specialists to each treatment center, such as physicists, dosimetrists and engineers who service the treatment centers within that local market.

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

Coding and Billing. Coding involves the translation of data from a patient’s medical chart to our billing system for submission to third-party payors. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Medical Director along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each radiation treatment center, our office financial manager is in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we have retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by a staff at our executive offices.

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

Clinical Research. We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 72,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered, complications and information on disease recurrences. In addition, follow-up data on disease status and patient survival rates are collected. This data can be used by the radiation oncologists to conduct research and improve patient care. We also assist the radiation oncologists with research in the form of outcome studies. These studies often are presented at international conferences and published in trade journals. To date, our radiation oncologists have published more than 210 articles in peer reviewed journals and related periodicals.

School of Radiation Therapy. In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 86 graduates, 38 of whom are currently employed by us.

Privacy of Medical Information. We focus on being compliant with regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, regarding privacy, security and transmission of health information. We have implemented such regulations into our existing systems, standards and policies to ensure compliance.

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

Service and Treatment Offerings

We believe our radiation treatment centers are distinguishable from those of many of our competitors because we are able to offer patients a full spectrum of radiation therapy alternatives, including conventional external beam radiation therapy and advanced services such as image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, brachytherapy (including prostate seed implants and high dose rate remote after-loading of radioactive sources) and stereotactic radiosurgery. Radiation therapy is given in one of two ways: externally or internally, with some cancers treated with both internal and external radiation therapy. Most people undergoing radiation therapy for cancer are treated with external beam radiation therapy. Radiation therapy is used to treat the most common types of cancers including: prostate, breast, lung and colorectal.

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

Since all of our treatment centers are clustered into local markets, our treatment centers are distinguished from those of many of our competitors by our ability to offer advanced radiation therapy services. Our advanced radiation treatment services include: image guided radiation therapy, intensity modulated radiation therapy, 3-D conformal treatment planning, stereotactic radiosurgery and high-dose and low-dose rate brachytherapy.

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

Image Guided Radiation Therapy. This technology provides the radiation oncologist with a mechanism to achieve increased precision in radiation therapy targeting. The technique utilizes high-resolution x-rays or ultrasound imaging to pinpoint internal tumor sites before treatment and overcomes the limitations of conventional skin marking traditionally used for patient positioning. IGRT represents the convergence of medical imaging and high precision external beam therapy. We implemented a pilot program using kV x-rays in one of its centers in 2004 and with expanded reimbursement for the technology available January 1, 2006, will accelerate the implementation of this new technology across our local markets.

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

Stereotactic Radiosurgery. Stereotactic radiosurgery involves a single intense high-dose beam of radiation to a small area. This form of therapy typically is used to treat tumors of the brain that cannot be treated by other means, such as surgery or chemotherapy. Precise calculations for radiation delivery are required. Treatment also requires extensive clinical planning and is provided in conjunction with the referring surgeon and under the direct supervision of a radiation oncologist and a physicist. Stereotactic radiosurgery often involves immobilization of the head through the use of a neurosurgical frame to assure precise immobilization for the delivery of radiation therapy. With recent advances in imaging technologies, stereotactic radiosurgery can now be used to treat extra-cranial cancers to a higher dose with target localization and image verifications. These advances broaden the types of cancers that can be successfully treated with stereotactic radiosurgery.

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

High-Dose Rate Remote Brachytherapy. In high-dose rate remote brachytherapy, a computer sends the radioactive source through a tube to a catheter or catheters that have been placed near the tumor by the specialist working with the radiation oncologist. The radioactivity remains at the tumor for only a few minutes. In some cases, several remote treatments may be required, and the catheters may stay in place between treatments. High-dose rate remote brachytherapy is available in most of our local markets and patients receiving this treatment are able to return home after each treatment. This form of brachytherapy has been used to treat cancers of the cervix, breast, lung, biliary tree, prostate and esophagus. MammoSite® Radiation Therapy is used for partial breast irradiation and works by delivering radiation from inside the lumpectomy cavity directly to the tissue where the cancer is most likely to recur.

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

All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our 22 local markets as of December 31, 2005:

						Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County—Florida	1983	5	✓	✓	✓	✓	✓	✓	✓
Charlotte/ DeSoto Counties—Florida	1986	2	✓	✓				✓	✓
Sarasota/ Manatee Counties—Florida	1992	4	✓	✓		✓		✓	✓
Collier County—Florida	1993	2	✓	✓		✓		✓	✓
Broward County—Florida	1993	4	✓	✓		✓		✓	✓
Dade County—Florida	1996	2	✓	✓					✓
Las Vegas, Nevada	1997	9	✓	✓	✓	✓	✓	✓	✓
Westchester/ Bronx—New York	1997	5	✓	✓	✓	✓	✓	✓	✓
Mohawk Valley, New York	1998	3	✓	✓		✓		✓	✓
Delmarva Peninsula	1998	3	✓	✓				✓	✓
Northwest Florida	2001	3	✓	✓				✓	✓
Western North Carolina	2002	7	✓	✓				✓	✓
Palm Beach County—Florida	2002	1	✓	✓				✓	✓
Central Kentucky	2003	3	✓	✓				✓	✓
Florida Keys	2003	1	✓	✓					✓
Southeastern Alabama	2003	1	✓	✓					✓
Western Maryland	2003	4	✓	✓					✓
South New Jersey	2004	3	✓	✓					✓
Rhode Island	2004	3	✓	✓		✓		✓	✓
Scottsdale, Arizona	2005	1	✓	✓				✓	✓
Holyoke, Massachusetts	2005	1		✓				✓	✓
Palm Springs, California	2005	1	✓	✓	✓	✓	✓	✓	✓

In addition to the above, IGRT capability and extra-cranial radiosurgery systems are being installed in the Charlotte/Desoto, Sarasota/Manatee and Collier County markets as of December 31, 2005.

Treatment Centers

As of December 31, 2005, we owned, operated and managed 56 freestanding and 12 hospital-based treatment centers in our 22 local markets of which:

•	22 were internally developed;

•	34 were acquired; and

•	12 are hospital-based.

Three of our 68 treatment centers were operated as physician office practices in the states of California, Alabama and Massachusetts.

Internally Developed. As of December 31, 2005, we operated 22 internally developed treatment centers located in California, Florida, Maryland, Nevada and Rhode Island and we plan to continue developing new treatment centers within our local markets. Our team is experienced in the design and construction of radiation treatment centers, having developed 7 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to twelve months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our local markets as of December 31, 2005:

Treatment Center	Year	Owned/Managed
Lee County—Florida
Broadway	1983	Owned
Cape Coral	1984	Owned
Lakes Park	1987	Owned
Bonita Springs	2002	Owned
Lehigh Acres	2003	Owned
Charlotte/ DeSoto Counties—Florida
Port Charlotte	1986	Owned
Arcadia	1993	Owned
Sarasota/ Manatee Counties—Florida
Englewood	1992	Owned
Sarasota	1996	Owned
Venice	1998	Owned
Bradenton	2002	Owned
Collier County—Florida
South Naples	1993	Owned
North Naples	1999	Owned
Northwest Florida
Destin	2004	Owned
Crestview	2004	Owned
Palm Beach County—Florida
West Palm Beach (1)	2002	Owned
Las Vegas, Nevada
Henderson	2000	Managed
Lake Mead	2000	Managed
Western Maryland
Owings Mills (2)	2003	Owned
Rhode Island
Woonsocket (3)	2004	Owned
South County (4)	2005	Owned
Southern California
Palm Springs	2005	Managed

(1)	We own a 50.0% ownership interest in the limited liability company (LLC) that provides radiation oncologists and operates the treatment center; we also provide physics and dosimetry services to the LLC.
(2)	We have a 90.0% ownership interest in this treatment center.
(3)	We have a 62.0% ownership interest in this treatment center.
(4)	We have a 63.5% ownership interest in this treatment center.

Acquired Treatment Centers. As of December 31, 2005, we operated 34 acquired treatment centers located in Alabama, Arizona, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, and West Virginia. Over the past three years, we have acquired 19 treatment centers. We plan to continue to enter new markets through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our local markets as of December 31, 2005:

Treatment Center	Year	Owned/Managed
Broward County—Florida
Plantation	1993	Owned
Deerfield Beach	1994	Owned
Coral Springs	1994	Owned
Tamarac	1999	Owned
Northwest Florida
Fort Walton Beach	2001	Owned
Florida Keys
Key West	2003	Owned
Las Vegas, Nevada
Las Vegas (2 locations)	1997	Managed
Las Vegas (5 locations)	2005	Managed
Westchester/ Bronx—New York
Riverhill	1998	Managed
Delmarva Peninsula
Berlin, Maryland (1)	1998	Owned
Western North Carolina
Asheville	2002	Managed
Clyde	2002	Managed
Brevard	2002	Managed
Franklin	2002	Managed
Marion	2002	Managed
Rutherford	2002	Managed
Park Ridge	2003	Managed
Central Kentucky
Danville	2003	Owned
Louisville (2)	2003	Owned
Frankfort	2003	Owned
Southeastern Alabama
Dothan	2003	Managed
New Jersey
Woodbury	2004	Owned
Voorhees	2004	Owned
Willingboro	2004	Owned
Western Maryland
Martinsburg, West Virginia (3)	2005	Managed
Greenbelt, Maryland	2005	Managed
Belcamp, Maryland	2005	Managed
Arizona
Scottsdale	2005	Owned
Massachusetts
Holyoke	2005	Managed

(1)	We have a 50.1% ownership interest in this treatment center
(2)	We have a 90.0% ownership interest in this treatment center.
(3)	We have a 60.0% ownership interest in this treatment center.

Hospital-Based Treatment Centers. As of December 31, 2005, we operated 12 hospital-based treatment centers. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. At the Florida treatment centers, we provide the services of our radiation oncologists to the hospital and receive the professional fees charged for such services. We also provide physics and dosimetry services on a fee-for-service basis. In 1998, we entered into a joint venture arrangement with a hospital in Mohawk Valley—New York. We have a 37% interest in the joint venture, which provides equipment for the three treatment centers that provide service in the Mohawk Valley local market. We also manage these treatment centers pursuant to an agreement with the hospital. On May 15, 2002, we executed an administrative services agreement with a hospital in Bronx, New York to provide administrative services and do so for a monthly fixed fee. In addition, effective January 1, 2003, we executed an administrative services agreement with a hospital in Salisbury, Maryland to provide administrative services for a three-year term for a monthly fixed fee. A professional corporation owned by certain of our shareholders provides the radiation oncologists for this treatment center and the treatment centers in Mohawk Valley—New York. In connection with our hospital-based treatment center services, we provide technical and administrative services. Professional services in New York are provided by physicians employed by a professional corporation owned by certain of our officers, directors and principal shareholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The contracts under which the hospital based treatment centers are provided service are generally three to seven years with terms for renewal. The following table sets forth the locations and other information regarding each of our hospital-based radiation treatment centers in our local markets as of December 31, 2005:

		Services Provided
Treatment Center	Year	Professional	Technical	Administrative
Dade County—Florida
Hialeah	1996	✓
Aventura	1999	✓	✓
Westchester/ Bronx—New York
Bronx	2002		✓	✓
Bronx	2002		✓	✓
Bronx (1)	2003		✓	✓
Northern Westchester (1)	2005		✓	✓
Mohawk Valley—New York
Utica (1)	1998		✓	✓
Rome (1)	1999		✓	✓
Herkimer (1)	1999		✓	✓
Delmarva Peninsula
Salisbury, Maryland (2)	2003		✓	✓
Seaford, Delaware (2)	2003		✓	✓
Rhode Island
Providence (3)	2005		✓	✓

(1)	Professional services are provided by physicians employed by a professional corporation owned by certain of our officers and directors. Our wholly-owned New York subsidiary contracts with the hospital through an administrative services agreement for the provision of technical and administrative services.
(2)	Professional services are provided by physicians employed by a professional corporation owned by certain of our officers and directors. Our wholly-owned Maryland subsidiary contracts with the hospital through an administrative services agreement for the provision of technical and administrative services.
(3)	Professional services are provided by physicians employed by a professional corporation owned by certain of our officers and directors. Our wholly-owned Massachusetts subsidiary contracts with the hospital through an administrative services agreement for the provision of technical and administrative services.

Treatment Center Structure

Arizona, Florida, Kentucky, Maryland, New Jersey, and Rhode Island Treatment Centers. In Arizona, Florida, Kentucky, Maryland, New Jersey, and Rhode Island we employ or contract with radiation oncologists and other healthcare professionals. Substantially all of our Florida, Kentucky, Maryland, New Jersey and Rhode Island radiation oncologists have employment agreements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payors for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

Alabama, California, Delaware, Massachusetts, Nevada, NewYork, North Carolina, and West Virginia Treatment Centers. Many states, including Alabama, California, Delaware, Massachusetts, Nevada, New York, North Carolina, and West Virginia prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. In the states of Alabama, California and Massachusetts, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2004, and 2005 approximately 28.0% and 28.6% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Delaware, Massachusetts, Nevada, New York, North Carolina and West Virginia are owned by certain of our executive officers, directors and shareholders, who are licensed to practice medicine in the respective state. In Alabama, the professional corporation with which we have an administrative services agreement is owned by a radiation oncologist licensed to practice medicine in Alabama.

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

We create standardized educational and informational materials for our treatment centers. In addition, we advertise our treatment centers and radiation oncologists in select markets.

Employees

As of December 31, 2005, we employed approximately 980 persons. As of December 31, 2005, we were affiliated with 69 radiation oncologists of which 40 are employed by us. We do not employ any radiation oncologists in Alabama, California, Delaware, Massachusetts, Nevada, New York, North Carolina or West Virginia. None of our employees is a party to a collective bargaining agreement and we consider our relationship with our employees to be good. There currently is a nationwide shortage of radiation oncologists, medical technicians and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists we currently employ 10 gynecologic oncologists, 5 surgical oncologists and 8 urologists whose practices complement our business in three markets in south Florida.

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

Insurance

We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. Our professional malpractice liability insurance coverage is provided by Lexington Insurance Company and in turn reinsured by an insurance company owned by certain of our officers and directors. This insurance company is managed by Aon Corporation. The malpractice insurance provided by this insurance company varies in coverage limits for individual physicians. The insurance company also carries excess claims-made coverage through Lloyd’s of London in the aggregate amount of $15.0 million.

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

Government Regulations

The healthcare industry is highly regulated and the federal and state laws that affect our business are significant. Federal law and regulations are based primarily upon the Medicare and Medicaid programs, each of which is financed, at least in part, with federal money. State jurisdiction is based upon the state’s authority to license certain categories of healthcare professionals and providers and the state’s interest in regulating the quality of healthcare in the state, regardless of the source of payment. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include those regarding:

•	false and other improper claims;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	civil and monetary penalties law;

•	privacy, security and code set regulations;

•	anti-kickback laws;

•	the Stark Laws and other self-referral and financial inducement laws;

•	fee-splitting;

•	corporate practice of medicine;

•	anti-trust;

•	licensing; and

•	certificate of need.

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

We estimate that approximately 55%, 53% and 50% of our net patient service revenue for 2003, 2004 and 2005, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the Department of Health and Human Services (HHS) relating to, among other things, the type of facility, operating policies and procedures, maintenance equipment, personnel, standards of medical care and compliance with applicable state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

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

False and Other Improper Claims. Under the federal False Claims Act, the government may fine us if we knowingly submit, or participate in submitting, any claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. A provider can be found liable not only for submitting false claims with actual knowledge, but also for doing so with reckless disregard or deliberate ignorance of such falseness. In addition, knowingly making or using a false record or statement to receive payment from the federal government is also a violation. If we are ever found to have violated the False Claims Act, we could be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and could be excluded from participating in Medicare, Medicaid and other federal healthcare programs. Many states have similar false claims statutes. Healthcare fraud is a priority of the United States Department of Justice, Office of Inspector General and the Federal Bureau of Investigation (“FBI”). They have devoted a significant amount of resources to investigating healthcare fraud.

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

State Medicaid agencies also have certain fraud and abuse authority. In addition, private insurers may bring actions under state false claim laws. In certain circumstances, federal and some state laws authorize private whistleblowers to bring false claim or “qui tam” suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services.

Governmental investigations and whistleblower “qui tam” suits against healthcare companies have increased significantly in recent years and have resulted in substantial penalties and fines.

We submit thousands of reimbursement claims to Medicare and Medicaid each year and there can be no assurance that there are no errors. We believe our billing and documentation practices comply with applicable laws and regulations in all material respects. Although we monitor our billing practices for compliance with applicable laws, such laws are very complex and we might not have sufficient regulation guidance to assist us in our interpretation of these laws.

HIPAA Criminal Penalties. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created criminal provisions, which impose criminal penalties for fraud against any healthcare benefit program for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. HIPAA also provided for broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the Office of Inspector General (OIG) to exclude participants from federal healthcare programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we currently are unable to predict their ultimate impact on us. If the government were to seek any substantial penalties against us, this could have a material adverse effect on us.

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

If we fail to comply with the HIPAA regulations, we may be subject to civil monetary penalties enforced by HHS and, in certain circumstances, criminal penalties enforced by the Department of Justice. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity’s failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by HHS. On April 17, 2003, HHS published an interim final rule regarding civil monetary penalties. The rule largely deals with procedural issues regarding imposition of penalties, and does not address substantive issues regarding what violations will result in the imposition of a civil monetary penalty and what factors will be taken into account in determining the amount of a penalty. The U.S. Department of Justice may seek to impose criminal penalties for intentional violations of HIPAA. Criminal penalties under HIPAA vary depending upon the nature of the violation but could include fines of up to $250,000 and/or imprisonment.

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

The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. We were required to comply with the security regulations by April 21, 2005. Some of the security regulations are technical in nature, while others may be addressed through policies and procedures. The technical regulations required us to incur significant costs in ensuring that our systems and facilities have in place all of the administrative, technical and physical safeguards to meet all of the implementation specifications. We believe our operations are in material compliance with the security regulations, but there can be no assurance that the federal government would determine that we are in compliance.

The HIPAA transaction standards regulations are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards for data reporting, formatting and coding that we must use in certain transactions with health plans. Our compliance date for these regulations was October 16, 2003 and we implemented or upgraded our computer and information systems as we believed necessary to comply with the new regulations.

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

The law has been broadly interpreted by a number of courts to prohibit remuneration which is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a healthcare provider may be questioned under the Anti-kickback Statute if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions including fines and/or imprisonment and exclusion from federal healthcare programs.

The federal government has published regulations that provide “safe-harbors” that protect from prosecution under the Anti-kickback Statute business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the Anti-kickback Statute. There are several aspects of our relationships with physicians to which the Anti-kickback Statute may be relevant. We claim reimbursement from Medicare or Medicaid for services that are ordered, in some cases, by our radiation oncologists who hold shares, or options to purchase shares, of our common stock. In addition, other physicians who are investors in us may refer patients to us for those services. Although neither the existing nor potential investments in us by physicians qualify for protection under the safe harbor regulations, we do not believe that these activities fall within the type of activities the Anti-kickback Statute was intended to prohibit. We also claim reimbursement from Medicare and Medicaid for services referred from other healthcare providers with whom we have financial arrangements. While we believe that these arrangements generally fall within applicable safe harbors or otherwise do not violate the law, there can be no assurance that the government will agree, in which event we could be harmed.

We believe our operations are in material compliance with applicable Medicare and Medicaid and fraud and abuse laws and seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the Anti-kickback Statute. If our arrangements were found to be illegal, we, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, and our arrangements would not be legally enforceable, which could materially adversely affect us.

Additionally, the OIG issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 98-4, the OIG addressed physician practice management arrangements. In Advisory Opinion 98-4, the OIG found that administrative services fees based on a percentage of practice revenue may violate the Anti-kickback Statute. This Advisory Opinion suggests that OIG might challenge certain prices below Medicare reimbursement rates or arrangements based on a percentage of revenue. We believe that the fees we charge for our services under the administrative services agreements are commensurate with the fair market value of the services. While we believe our arrangements are in material compliance with applicable law and regulations, OIG’s advisory opinion suggests there is a risk of an adverse OIG finding relating to practices reviewed in the advisory opinion. Any such finding could have a material adverse impact on us.

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

Stark II contains exceptions applicable to our operations. For example, Stark II exempts any referrals of radiation oncologists for radiation therapy if (1) the request is part of a consultation initiated by another physician; and (2) the tests or services are furnished by or under the supervision of the radiation oncologist. We believe the services rendered by our radiation oncologists will comply with this exception.

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

When physician employees who are not radiation oncologists have ownership interests in our company, additional Stark II exceptions may be applied, including the exception for in-office ancillary services. Another potentially applicable Stark II exception is one for physician’s ownership of publicly traded securities in a corporation with shareholders’ equity exceeding $75 million as of the end of the most recent fiscal year.

We believe that our current operations comply in all material respects with Stark II, due to, among other things, various exceptions stated in Stark II and regulations that exempt either the referral or the financial relationship involved. Nevertheless, to the extent physicians affiliated with us make referrals to us and a financial relationship exists between the referring physicians and us, the government might take the position that the arrangement does not comply with Stark II. Any such finding could have a material adverse impact on us.

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

Corporate Practice of Medicine. We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed radiation oncologists and other licensed physicians. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Most states prohibit any person or entity other than a licensed professional from holding him, her or itself out as a provider of diagnoses, treatment or care of patients. Many states extend this prohibition to bar companies not wholly-owned by licensed physicians from employing physicians, a practice commonly referred to as the “Corporate Practice of Medicine”, to maintain physician independence and clinical judgment.

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

Antitrust Laws. In connection with the Corporate Practice of Medicine laws referred to above, certain of the physician practices with which we are affiliated are necessarily organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anticompetitive conduct among separate legal entities. These laws may limit our ability to enter into agreements with separate practices that compete with one another. In addition, where we also are seeking to acquire or affiliate with established and reputable practices in our target geographic markets and any market concentration could lead to antitrust claims.

We believe we are in material compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect the development of our business. There can be no assurance, however, that a review of our business by courts or regulatory authorities would not adversely affect the operations of us and our affiliated physician practice entities.

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

Certificate of Need. Many states in which we operate have Certificate of Need (CON) laws that require physicians or health care facilities seeking to initiate or expand services to submit an application to the state. In some states, approval must be obtained before initiating projects requiring capital expenditures above a certain dollar amount, introducing new services and/or expanding services. The CON program is intended to prevent unnecessary duplication of services and can be a competitive process whereby only one proposal among competing applicants who wish to provide a particular health service is chosen or a proposal by one applicant is challenged by another provider who may prevail in getting the state to deny the addition of the service.

In certain states these CON statutes and regulations apply to our related physician corporations and in others it applies to hospitals where we have management agreements or joint venture relationships.

We believe that we have applied for all requisite state CON approvals or notified state authorities as required by statute and are in material compliance with state requirements. There can be no assurance, however, that a review of our business or proposed new practices by regulatory authorities would not adversely affect the operations of us and our affiliated physician practice entities.

Reimbursement and Cost Containment

Reimbursement. We provide a full range of both professional and technical services. Those services include the initial consultation, clinical treatment planning, simulation, medical radiation physics, dosimetry, treatment devices, special services and clinical treatment management procedures.

The initial consultation is charged as a professional fee for evaluation of the patient prior to the decision to treat the patient with radiation therapy. The clinical treatment planning also is reimbursed as a technical and professional component. Simulation of the patient prior to treatment involves both a technical and a professional component, as the treatment plan is verified with the use of a simulator accompanied by the physician’s approval of the plan. The medical radiation physics, dosimetry, treatment devices and special services also include both professional and technical components. The basic dosimetry calculation is accomplished, treatment devices are specified and approved, and the physicist consults with the radiation oncologist, all as professional and technical components of the charge. Special blocks, wedges, shields, or casts are fabricated, all as a technical and professional component.

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

Coding and billing for radiation therapy is complex. We maintain a staff of coding professionals responsible for interpreting the services documented on the patients’ charts to determine the appropriate coding of services for billing of third-party payors. This staff provides coding and billing services for all of our treatment centers except for four treatment centers in New York. In addition, we do not provide coding and billing services to hospitals where we are providing only the professional component of radiation treatment services. We provide training for our coding staff and believe that our coding and billing expertise result in appropriate and timely reimbursement.

Cost Containment. We derived approximately 55%, 53% and 50% of our net patient service revenue for the years ended December 31, 2003, 2004 and 2005, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

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

Other Regulations. In addition, we are subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. We believe our operations are in material compliance with applicable federal and state laws and regulations relating to the collection, storage, handling, treatment and disposal of all infectious and hazardous waste and radioactive materials. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us. We utilize licensed vendors for the disposal of such specimen and waste.

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

Item 1A. Risk Factors

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

Our payor mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 55%, 53% and 50% of our net patient service revenue for 2003, 2004 and 2005, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payors. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) which may change on an annual basis. In 2003, the CF increased by 1.6%; in 2004, it increased by 1.5%; and in 2005, the rate increased an additional 1.5% and in 2006 the CF will not change from the 2005 level. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for any of our services or specific procedures could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payors decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 43%, 46% and 47% of our net patient service revenue for 2003, 2004 and 2005, respectively, was derived from commercial payors such as managed care organizations and private health insurance programs. These commercial payors generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payor rates are generally higher than government program reimbursement rates, commercial payor rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payors or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payors could have a material adverse impact on our business.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

We have potential conflicts of interest relating to existing agreements we have with certain of our directors, officers, principal shareholders, shareholders and employees. In 2003, 2004 and 2005 we paid an aggregate of $6.0 million, $8.1 million and $7.3 million, respectively under our related party agreements and we received $21.8 million, $26.7 million and $24.8 million, respectively pursuant to our administrative service agreements with related parties. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party.

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

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from a newly-formed insurance entity, which is owned by physicians including Drs. Katin, Dosoretz, Rubenstein and Sheridan. We renewed this coverage in October 2004 and in October 2005 which was approved by the audit committee. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

All transactions between us and any related party after our June 2004 initial public offering are subject to approval by the audit committee and disputes will be handled by the audit committee. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business.

In certain states we depend on administrative services agreements with professional corporations, including related party professional corporations, and if we are unable to continue to enter into them or they are terminated, we could be materially harmed.

Certain states, including Alabama, California, Maryland, Massachusetts, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Massachusetts, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2003, 2004 and 2005, $35.1 million, $45.8 million and $62.2 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $96.0 million, $117.9 million and $155.4 million from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Our Florida treatment centers accounted for approximately 68%, 64% and 57% of our total revenues during 2003, 2004 and 2005, respectively. Our treatment centers are also concentrated in the states of Nevada, New York and North Carolina, none of which individually currently account for more than 15% of our total revenues, but in the aggregate accounted for approximately 26%, 23% and 23% of our total revenues in 2003, 2004 and 2005, respectively. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline. In particular, we employ radiation oncologists and other physicians at our Florida treatment centers and if we are restricted or prohibited from doing so in the future it could significantly harm our business.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 68 treatment centers. We expect to continue to add additional treatment centers in our existing and new local markets. Our growth, however, will depend on several factors, including:

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

We may not be able to grow our business effectively or successfully implement our growth plans if we are unable to recruit additional management and other personnel.

Our ability to continue to grow our business effectively and successfully implement our growth strategy is highly dependent upon our ability to attract and retain qualified management employees and other key employees. We believe there are a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. If we are unable to attract and retain talented personnel it could limit our ability to grow our business.

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

We currently plan to develop new treatment centers in existing and new local markets. We may not be able to structure economically beneficial arrangements in new states as a result of these respective healthcare laws or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. We may not be able to integrate and staff these new treatment centers. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate an acquired or newly-developed treatment center, our business could suffer.

We may be subject to actions for false claims if we do not comply with government coding and billing rules which could harm our business.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 55%, 53% and 50% of our net patient service revenue for 2003, 2004 and 2005, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have been no errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine such as Alabama, California, Maryland, Massachusetts, Nevada, New York and North Carolina. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. If we are in violation of these laws, we could be required to restructure our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

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

While we attempt to comply with all applicable laws and regulations some of which can be complex and subject to interpretation, our treatment centers may fail to comply with all applicable laws and regulations. If we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including becoming the subject of cease and desist orders, rejection of the payment of our claims, the loss of our licenses to operate and our ability to participate in government or private healthcare programs.

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

Many states, including Florida where 24 of our 68 treatment centers are located, prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, we and our radiation oncologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

We estimate that approximately 11%, 9% and 7% of total revenues for 2003, 2004 and 2005, respectively, was derived from our New York operations. New York law prohibits a business corporation such as us from practicing medicine in the state. As a result, we do not employ radiation oncologists or any other physician or licensed health care provider to provide professional services in New York. We do provide certain management and administrative services to health care providers, including physicians. These services and the payments received for them are regulated by New York law. We believe we have structured our services arrangements with health care providers to comply with these laws. New York also prohibits for-profit corporations from owning a licensed healthcare facility. We do not own any interests in any licensed New York health care facilities. New York additionally has regulations concerning the administration of radiation and rules governing financial and referral relationships with physicians who provide radiation therapy services. Although we believe our operations and relationships in New York are in material compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, our New York operations could be harmed and we may be unable to continue or expand our operations in New York.

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

Additionally, new federal or state laws may be enacted that would cause our relationships with our radiation oncologists to become illegal or result in the imposition of penalties against us or our treatment centers. If any of our business arrangements with our radiation oncologists or other physicians in a position to make referrals of radiation therapy services were deemed to violate the federal anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business would be adversely affected.

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

We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements and ownership of our common stock issued by us in connection with acquisitions. We also have financial arrangements with physicians who refer Medicare and Medicaid patients to us, which relationships are also subject to the Stark Law. We rely on certain exceptions to self-referral laws including an exception for radiation oncologists referrals of radiation therapy services, as well as employee, group practice and in-office ancillary services exceptions, that we believe are applicable to our arrangements. In a limited number of markets we have relationships with non-radiation oncology physicians such as surgical and gynecological oncologists and urologists that are members of a group practice with our radiation oncologists and we rely on the group practice exception to self-referral laws with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that physicians who own our common stock or hold promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our common stock. If our financial relationships with physicians were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

Our costs and potential risks have increased as a result of the regulations relating to privacy and security of patient information.

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

As of December 31, 2005, we had outstanding debt of $123.5 million. Approximately $189.7 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

We are exposed to the risk of professional liability and other claims against us and our radiation oncologists and other physicians and professionals arising out of patient medical treatment at our treatment centers. Our risk exposure as it relates to our non-radiation oncology physicians could be greater than with our radiation oncologists to the extent such non-radiation oncology physicians are engaged in diagnostic activities. Malpractice claims, if successful, could result in substantial damage awards which might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive and insurance premiums are expected to increase significantly in the near future. Insurance rates vary from state to state, by physician specialty and other factors. The rising costs of insurance premiums, as well as successful malpractice claims against us or one of our physicians, could have a material adverse effect on our financial position and results of operations.

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

Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business including medical specialties that would otherwise be sources of referrals. If this trend continues it could harm our referrals and our business. Certain of our competitors have longer operating histories and significantly greater financial and other resources than us. Competitors with greater access to financial resources may enter our markets and compete with us. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with additional radiation oncologists on terms that are favorable to us.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 22% and 28% of the total assets on our balance sheet as of December 31, 2004 and 2005, respectively. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

As of February 1, 2006 certain of our officers beneficially owned approximately 46.5% of our outstanding common stock and serve on our board of directors. As a result, these persons have a significant influence over the outcome of matters requiring shareholder approval including the power to:

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

As of February 1, 2006, our senior management shareholders beneficially owned approximately 47.0% of our common stock. The market price of our common stock could decline as a result of sales by senior management of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results which could subject us to regulatory sanctions, harm our business and operating results and cause the trading price of our stock to decline.

We are required under Section 404 of the Sarbanes-Oxley Act of 2002 to evaluate our internal controls for effectiveness. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business, reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in early May 2005 we identified a material weakness related to our controls over lease accounting, which caused us to restate our prior financial statements. While we have since remediated the material weakness to ensure proper lease accounting in the future and believe that we currently have adequate internal controls, there can be no assurance that we will be able to implement and maintain adequate controls in the future. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We have treatment centers in Florida and other areas that could be disrupted or damaged by hurricanes.

Florida is susceptible to hurricanes and we currently have 24 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 57% of our total revenues during 2005. Recently 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for a business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. Our patients and employees were also affected by Hurricane Wilma. While we do not anticipate that Hurricane Wilma will have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future. If our treatment centers suffer any significant hurricane-related disruptions and/or damage in the future it could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 30,000 square feet of space and we are expanding to add 3,000 square feet of space, which is expected to be completed in July 2006. In December 2005, we entered into a lease for additional administrative office space in Florence, Kentucky for approximately 5,600 square feet. While upon completion of expansion, these offices will be adequate for our current primary needs, we also believe that we will require significant additional space to meet our future needs and such future expansion is in the preliminary stages.

Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 68 radiation treatment centers in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. We own the real estate on which 14 of our treatment centers are located. We lease land and space at 42 treatment center locations, of which in 13 of these locations, certain of our directors, officers, principal shareholders, shareholders and employees have an ownership interest. These leases expire at various dates between 2006 and 2027. 21 of these leases have one or two renewal options of five or 10 years. Also, 12 of our treatment center locations are in hospital-based facilities. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible.

Information with respect to our treatment centers and our other properties can be found in Item 1 of this report under the caption, “Business—Treatment Centers.”

Item 3. Legal Proceedings

As previously disclosed, on April 13, 2005, we were served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of our Board of Directors and us as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services, Inc. against the members of our Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in our favor, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on our review of the complaint, we believe that the derivative lawsuit is without merit and have moved for dismissal of the complaint. The court has not yet ruled on our motion to dismiss the complaint. We are obligated to provide indemnification to our officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, we do not expect the ultimate resolution of this derivative suit to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ National Market under the symbol “RTSX.” The high and low common stock sale prices per share were as follows:

	High	Low
2004
Second Quarter	$14.45	$14.00
Third Quarter	$14.76	$11.34
Fourth Quarter	$17.00	$9.74
2005
First Quarter	$19.84	$14.31
Second Quarter	$27.46	$19.05
Third Quarter	$31.86	$25.08
Fourth Quarter	$38.93	$28.09
2006
First Quarter (through February 1, 2006)	$35.03	$29.87

On February 1, 2006, the last reported sales price for our common stock on the NASDAQ National Market was $30.00 per share. As of February 1, 2006, there were 22,921,176 shares of our common stock held by approximately 3,000 beneficial owners and 56 holders of record as reported by our transfer agent.

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

Equity Compensation Plan Information

Equity Compensation Table

We have outstanding stock options and restricted stock shares under our 1997 stock option plan and our 2004 stock incentive plan each of which was adopted by our board of directors and approved by our shareholders prior to our initial public offering. We do not have any equity compensation plans that have not been approved by our shareholders. The following table sets forth information as of December 31, 2005, with respect to our equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Vesting of Restrictions	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First and Second Column)
Equity Compensation Plans Approved by Shareholders 1997 and 2004 stock incentive plans	7,500	2,160,896	$10.80	2,382,812	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A	N/A

(1)	In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of our fiscal year;

•	1,000,000 shares; or

•	an amount our board may determine.

(2)	This number was increased by 1,000,000 shares on January 1, 2006 pursuant to the automatic increase formula described in footnote (1).

We did not sell unregistered securities during fiscal 2005 except as previously disclosed in our quarterly reports on Form 10-Q. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

Item 6. Selected Financial Data

The historical consolidated statements of income data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and the related historical consolidated balance sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share amounts):	2001	2002	2003	2004	2005
Consolidated Statements of Income Data:
Revenues:
Net patient service revenue	$75,402	$106,252	$131,147	$163,719	$217,590
Other revenue	2,896	4,868	7,533	7,654	9,660

Total revenues	78,298	111,120	138,680	171,373	227,250
Expenses:
Salaries and benefits	41,680	57,248	72,146	87,059	116,300
Medical supplies	1,273	2,312	2,226	3,608	5,678
Facility rent expenses	2,145	3,744	4,656	5,347	7,720
Other operating expenses	4,414	7,194	8,690	7,561	9,748
General and administrative expenses	6,854	10,475	16,400	19,671	23,538
Depreciation and amortization	4,064	4,283	5,202	6,860	10,837
Provision for doubtful accounts	2,018	3,365	3,375	5,852	6,792
Interest expense, net	3,980	2,615	2,053	3,435	5,290
Impairment loss	—	—	284	—	1,226

Total expenses	66,428	91,236	115,032	139,393	187,129

Income before minority interests	11,870	19,884	23,648	31,980	40,121
Minority interests in net losses (earnings) of consolidated entities	1	23	(7)	55	480

Income before cumulative effect of change in accounting principle and income taxes	11,871	19,907	23,641	32,035	40,601
Cumulative effect of change in accounting principle	(408)	(963)	—	—	—

Income before income taxes	11,463	18,944	23,641	32,035	40,601
Income tax expense	—	—	—	22,847	15,631

Net income	$11,463	$18,944	$23,641	$9,188	$24,970

Earnings per common share
Basic	$0.70	$1.14	$1.39	$0.45	$1.10

Diluted	$0.65	$1.04	$1.28	$0.44	$1.05

Pro forma income data:
Income before provision for income taxes, as reported	$11,463	$18,944	$23,641	$32,035
Pro forma provision for income taxes (1)	4,720	7,966	9,456	12,814

Pro forma net income	$6,743	$10,978	$14,185	$19,221

Pro forma earnings per common share (1)
Basic	$0.41	$0.66	$0.84	$0.95

Diluted	$0.38	$0.60	$0.77	$0.91

Weighted average common shares outstanding:
Basic	16,364,574	16,653,542	16,974,471	20,292,117	22,725,819

Diluted	17,743,638	18,265,182	18,470,880	21,031,968	23,703,653

	As of December 31,
(In thousands):	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,698	$4,294	$2,606	$5,019	$8,980
Total assets	78,210	102,783	128,036	168,177	263,345
Total debt	40,411	51,342	59,811	66,103	123,463
Total shareholders’ equity	27,840	37,208	49,578	66,321	95,383

(1)	Reflects combined federal and state income taxes on a pro forma basis, as if we had been taxed as a C Corporation. See the consolidated statements of income and comprehensive income and note 18 “Pro forma disclosure” of the notes to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data “ and the consolidated financial statements and related notes included elsewhere in this Form 10-K. This section of the Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. In particular, statements that we make in this section relating to the sufficiency of anticipated sources of capital to meet our cash requirements are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors”. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of December 31, 2005 we provided radiation therapy services in 68 treatment centers. Our treatment centers are clustered into 22 local markets in 14 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island, and West Virginia. Of these 68 treatment centers, 22 treatment centers were internally developed, 34 were acquired and 12 involve hospital-based treatment centers. We have recently expanded our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies to improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we implemented a pilot image-guided radiation therapy program using kV x-rays in one of our centers in 2004 and with expanded reimbursement for the technology available January 1, 2006, we will accelerate the implementation of this new technology across our local markets.

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our consolidated statements of income and comprehensive income. Net patient service revenue in our consolidated statements of income and comprehensive income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers and by our non-radiation oncologists in their practice offices.

For the year ended December 31, 2005, our total revenues and net income / pro forma net income grew by 32.6% and 29.9%, respectively, over the prior year. For the year ended December 31, 2005, we had total revenues of $227.3 million and net income of $25.0 million.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,
	2003	2004	2005
Treatment centers at beginning of period	40	51	56
Internally developed	2	3	2
Internally (consolidated)	—	—	(2)
Acquired	6	3	10
Hospital-based	3	(1)	2

Treatment centers at period end	51	56	68

Local markets at period end	17	19	22

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

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended December 31,			Year Ended December 31,
	2005	2004	% Change	2005	2004	% Change
Number of treatment days	63	63		255	255
Total treatments – freestanding centers	83,713	68,719	21.8%	325,723	271,045	20.2%
Treatments per day – freestanding centers	1,329	1,091	21.8%	1,278	1,063	20.2%
Percentage change in revenue per treatment – freestanding centers – same practice basis	18.2%	19.5%		12.1%	13.7%
Percentage change in treatments per day – freestanding centers – same practice basis	2.1%	3.1%		1.6%	1.5%
Local markets at period end	22	19	15.8%
Treatment centers - freestanding	56	46	21.7%
Treatment centers - hospital	12	10	20.0%

	68	56	21.4%

Days sales outstanding for the quarter	54	53

Percentage change in total revenues – same practice basis	16.8%	21.6%		15.2%	14.0%

Our revenue growth is primarily driven by entering new markets, increasing the utilization at our existing centers and by benefiting from demographic and population trends in most of our local markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the year ended December 31, 2005, net patient service revenue comprised 95.7% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fee of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 35 of our radiation treatment centers we employ the physicians, and in 33 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2005, 28.6% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

In states which prohibit us from employing physicians, we have long-term administrative services agreements with professional corporations owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in such states. We have entered into these administrative services agreements in order to comply with the laws of such states, and in three states we operate our treatment centers as physician office practices. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. We receive a monthly fixed fee for our services and the fees are set at the beginning of each year on the basis of the estimated cost of these services plus a profit margin. We engaged an independent consultant to complete a fair market value review of the fees paid by related party professional service corporations to the Company under the terms of these agreements. The consulting firm completed a review of 2005 fees under these agreements and determined that the fees are at fair market value. Independent consultants are utilized by the Company’s audit committee in determining fair market fees upon any renewal or for new administrative services agreements with affiliates.

In our net patient service revenue for the years ended December 31, 2005 and 2004, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 6.9% and 5.5%, respectively of our total revenues.

For the year ended December 31, 2005, other revenue comprised approximately 4.3% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2005, Medicare began reimbursing hospital and hospital based facilities for kV x-rays used in delivering image-guided radiation therapy and this service will be reimbursed in the freestanding setting as of January 1, 2006.

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Increased costs associated with being a new public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past three years, we have acquired 19 treatment centers and internally developed 7 treatment centers.

In 2003, we acquired six treatment centers for total consideration of $11.1 million, we opened two internally developed treatment centers and we signed agreements to provide services to three hospital-based treatment centers. Of these 11 treatment centers, six were located in four new local markets and five were located in existing markets.

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

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $0.7 million. We will operate the facility as part of our Western Maryland local market. Under the terms of the agreement, we will partner with a university hospital system and manage the facility. We are implementing an intensity modulated radiation therapy (IMRT) program and other advanced technologies at the facility.

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

In September 2005, we opened for business our South County, Rhode Island treatment center and began treating patients at the facility. The center is our third center opened in our Rhode Island local market.

In November 2005, we opened for business our Palm Springs, California treatment center and began treating patients at the facility. The center is our 68th treatment center in operation and our entrance into our 22nd local market.

In December 2005, the Company acquired the assets of a urology practice with four office locations in southwest Florida for approximately $348,000. The urology practice provides additional service and treatment protocols to our patients with prostate cancer and other urological diseases.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In October 2005, we announced that we will install seven stereotactic radiosurgery systems with image guided radiation therapy (IGRT) capabilities at treatment centers in four of our Southwest Florida local markets and our Las Vegas, Nevada local market. The installation of the systems will be completed as a pilot program, giving us the opportunity to utilize new technologies and develop protocols for future technology integration. The aggregate cost of the systems is $16.1 million and will be funded by our cash from operations and our lease and revolving lines of credit.

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

While the Company’s operations at 21 of its treatment centers in South Florida were recently disrupted by Hurricane Wilma, the centers did not suffer any structural damage because of the hurricane. The centers were closed on Monday, October 24, 2005 in anticipation of the hurricane and all of the centers were fully operational by the end of October as electrical power was restored. The Company’s fourth quarter 2005 financial results were affected by the hurricane.

In January 2006 we acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1.75 million. The center purchased in Alabama will further expand our presence in its Southeastern Alabama local market. We plan to expand the availability of advanced radiation therapy treatment modalities in this service area.

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

	Years Ended December 31,
Payor	2003	2004	2005
Medicare and Medicaid	55.4%	53.0%	50.4%
Commercial	43.2	45.5	47.3
Self pay	1.4	1.5	2.3

Total net patient service revenue	100.0%	100.0%	100.0%

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

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2003, the CF increased by 1.6%; in 2004, it increased by 1.5%; and in 2005, the rate increased an additional 1.5% and in 2006 the CF will not change from the 2005 level. The net result of changes to the CF and RVUs of the changes over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

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

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payors, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self pay portion of our business is not significant.

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

During 2003, 2004 and 2005, approximately 55%, 53%, and 50%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

We completed our transitional impairment test under SFAS No. 142 as of January 1, 2002, based on projected cash flows of the business. Due to an increase in competition and the presence of capitation arrangements with third-party payors, operating profits and cash flows were lower than expected for certain locations. Based on the earnings forecast for these markets, a goodwill impairment loss of $963,293 was recognized. The impairment loss resulting from the transitional impairment test was recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairment losses, if any, will be reflected in income before minority interests. For the year ended December 31, 2003, we recorded an impairment loss of $284,491 due to increased competition related to a specific treatment center within one of our local markets. No goodwill impairment was recognized for the years ended December 31, 2004 and 2005.

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

On November 3, 2005, our Board of Directors, upon the recommendation of our Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding nonvested stock options previously granted under our equity compensation plans. As a result of the acceleration of the nonqualified nonvested stock options to purchase an aggregate of 1.2 million shares of our common stock, which would otherwise have vested over periods of two to four years, will become immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

The primary purpose of the acceleration of the nonqualified nonvested stock options is to enable us to avoid recognizing compensation expense associated with these stock options in future periods in our statement of income and comprehensive income, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for us beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of income and comprehensive income, rather than as a footnote disclosure in our consolidated financial statements. Under SFAS No. 123R the compensation expense associated with these accelerated options that would have been recognized in our statement of income and comprehensive income commencing with the implementation of SFAS 123R and continuing through 2009 is approximately $2.4 million.

Income Taxes We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents summaries of results of operations for the three months ended December 31, 2004 and 2005 (dollars in thousands).

	Three Months Ended December 31,
	2004		2005
Revenues:
Net patient service revenue	$43,491	95.3%	$62,137	96.5%
Other revenue	2,126	4.7	2,236	3.5

Total revenues	45,617	100.0%	64,373	100.0%
Expenses:
Salaries and benefits	23,513	51.5	34,485	53.6
Medical supplies	1,049	2.3	1,382	2.1
Facility rent expenses	1,286	2.8	2,148	3.3
Other operating expenses	1,959	4.3	2,728	4.2
General and administrative expenses	5,159	11.3	6,808	10.6
Depreciation and amortization	1,963	4.3	3,173	4.9
Provision for doubtful accounts	1,673	3.7	1,009	1.6
Interest expense, net	793	1.7	1,726	2.7

Total expenses	37,395	81.9	53,459	83.0

Income before minority interests	8,222	18.1	10,914	17.0
Minority interests in net losses (earnings) of consolidated entities	50	0.1	(144)	(0.2)

Income before income taxes	8,272	18.2	10,770	16.8
Income tax expense	3,301	7.2	4,116	6.4

Net income	$4,971	11.0%	$6,654	10.4%

The following table presents summaries of results of operations for the years ended December 31, 2003, 2004 and 2005 (dollars in thousands). This information has been derived from the consolidated statements of income and comprehensive income included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003		2004		2005
Revenues:
Net patient service revenue	$131,147	94.6%	$163,719	95.5%	$217,590	95.7%
Other revenue	7,533	5.4	7,654	4.5	9,660	4.3

Total revenues	138,680	100.0	171,373	100.0	227,250	100.0
Expenses:
Salaries and benefits	72,146	52.0	87,059	50.8	116,300	51.2
Medical supplies	2,226	1.6	3,608	2.1	5,678	2.5
Facility rent expenses	4,656	3.4	5,347	3.1	7,720	3.4
Other operating expenses	8,690	6.3	7,561	4.4	9,748	4.3
General and administrative expenses	16,400	11.8	19,671	11.5	23,538	10.4
Depreciation and amortization	5,202	3.8	6,860	4.0	10,837	4.8
Provision for doubtful accounts	3,375	2.4	5,852	3.4	6,792	3.0
Interest expense, net	2,053	1.5	3,435	2.0	5,290	2.3
Impairment loss	284	0.2	—	0.0	1,226	0.5

Total expenses	115,032	83.0	139,393	81.3	187,129	82.4

Income before minority interests	23,648	17.0	31,980	18.7	40,121	17.6
Minority interests in net (earnings) losses of consolidated entities	(7)	0.0	55	0.0	480	0.2

Income before income taxes	23,641	17.0	32,035	18.7	40,601	17.8
Income tax expense	—	0.0	22,847	13.3	15,631	6.9

Net income	$23,641	17.0%	$9,188	5.4%	$24,970	10.9%

Pro forma income data:
Income before provision for income taxes, as reported	$23,641	17.0%	$32,035	18.7%
Pro forma income taxes	9,456	6.8	12,814	7.5

Pro forma net income	$14,185	10.2%	$19,221	11.2%

Comparison of the Three Months Ended December 31, 2004 and 2005

Total revenues. Total revenues increased by $18.8 million, or 41.1%, from $45.6 million for the three months ended December 31, 2004 to $64.4 million for the three months ended December 31, 2005. Approximately $11.1 million of this increase resulted from our expansion into new local markets during the latter part of 2004 and in 2005 through the acquisition of 10 new treatment centers and the opening of 2 new de novo centers. We acquired one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004 and another de novo center in South County, Rhode Island in September 2005. Approximately $7.7 million of this increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $11.0 million, or 46.7%, from $23.5 million for the three months ended December 31, 2004 to $34.5 million for the three months ended December 31, 2005. Salaries and benefits as a percentage of total revenues increased from 51.5% for the three months ended December 31, 2004 to 53.6% for the three months ended December 31, 2005. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion into new local markets during the fourth quarter of 2004 and new treatment centers acquired in 2005 contributed to a $6.4 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $4.6 million due to increases in additional staff and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.3 million, or 31.7%, from $1.1 million for the three months ended December 31, 2004 to $1.4 million for the three months ended December 31, 2005. Medical supplies as a percentage of total revenues decreased from 2.3% for the three months ended December 31, 2004 to 2.1% for the three months ended December 31, 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $0.2 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.8 million, or 67.0%, from $1.3 million for the three months ended December 31, 2004 to $2.1 million for the three months ended December 31, 2005. Facility rent expenses as a percentage of total revenues increased from 2.8% for the three months ended December 31, 2004 to 3.3% for the three months ended December 31, 2005. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.5 million of the increase related to the expansion into new local markets in Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada.

Other operating expenses. Other operating expenses increased by $0.7 million or 39.3%, from $2.0 million for the three months ended December 31, 2004 to $2.7 million for the three months ended December 31, 2005. Other operating expenses as a percentage of total revenues decreased from 4.3% for the three months ended December 31, 2004 to 4.2% for the three months ended December 31, 2005. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase of $0.7 million was primarily related to the expansion into new local markets in Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada

General and administrative expenses. General and administrative expenses increased by $1.6 million or 32.0%, from $5.2 million for the three months ended December 31, 2004 to $6.8 million for the three months ended December 31, 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.3% for the three months ended December 31, 2004 to 10.6% for the three months ended December 31, 2005. The increase in general and administrative expenses was due to an increase of approximately $0.4 million in expenses associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increases in general and administrative expenses included approximately $0.6 million relating to the growth in the number of our local markets, and approximately $0.5 million in our existing local markets. During the fourth quarter, we wrote off approximately $0.1 million of deferred financing costs as a result of our refinancing under the fourth amended and restated senior credit facility.

Depreciation and amortization. Depreciation and amortization increased by $1.2 million, or 61.6%, from $2.0 million for the three months ended December 31, 2004 to $3.2 million for the three months ended December 31, 2005. Depreciation and amortization expense as a percentage of total revenues increased from 4.3% for the three months ended December 31, 2004 to 4.9% for the three months ended December 31, 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.3 million. Approximately $0.8 million of the increase was attributable to the expansion into new local markets in Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts decreased by $0.7 million, or 39.7%, from $1.7 million for the three months ended December 31, 2004 to $1.0 million for the three months ended December 31, 2005. Provision for doubtful accounts as a percentage of total revenues decreased from 3.7% for the three months ended December 31, 2004 to 1.6% for the three months ended December 31, 2005. The decrease in the provision for doubtful accounts was due to our annual update to the development of collection factors and review of our account balances greater than 120 days.

Interest expense, net. Interest expense, net increased by $0.9 million, or 117.7%, from $0.8 million for the three months ended December 31, 2004 to $1.7 million for the three months ended December 31, 2005. Interest expense as a percentage of total revenues increased from 1.7% in 2004 to 2.7% in 2005. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our fourth amended and restated senior credit facility for our expansion into new markets during 2005 and borrowings under capital lease financing arrangements of approximately $14.7 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $1.7 million, or 33.9%, from $5.0 million in net income for the three months ended December 31, 2004 to $6.7 million for the three months ended December 31, 2005. Net income represents 11.0% of total revenues for the three months ended December 31, 2004 and 10.4% for the three months ended December 31 2005.

Comparison of the Years Ended December 31, 2004 and 2005

Total revenues. Total revenues increased by $55.9 million, or 32.6%, from $171.4 million in 2004 to $227.3 million in 2005. Approximately $29.8 million of this increase resulted from our expansion into new local markets during the latter part of 2004 and in 2005. We acquired three new treatment centers in New Jersey in September 2004, one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Las Vegas, Nevada in May 2005, and four new treatment centers in Arizona, Massachusetts and Western Maryland and opened a de novo center in Woonsocket, Rhode Island in November 2004 and another de novo center in South County, Rhode Island in September 2005. Approximately $25.1 million of this increase was driven by service mix improvements, volume growth and pricing in our existing local markets. Total revenues in 2005 also included a gain of approximately $1.0 million from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. In 2005 our professional component fees comprised $15.7 million of our total revenue.

Salaries and benefits. Salaries and benefits increased by $29.2 million, or 33.6%, from $87.1 million in 2004 to $116.3 million in 2005. Salaries and benefits as a percentage of total revenue increased from 50.8% in 2004 to 51.2% in 2005. Additional staffing of personnel and physicians due to our expansion into new local markets during the fourth quarter of 2004 and the acquisitions of new treatment centers acquired in 2005 contributed to a $13.4 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $15.8 million due to increases in staffing, pay rates and the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $2.1 million, or 57.4%, from $3.6 million in 2004 to $5.7 million in 2005. Medical supplies as a percentage of total revenues increased from 2.1% in 2004 to 2.5% in 2005. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. Approximately $1.3 million of the increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $2.3 million, or 44.4%, from $5.4 million in 2004 to $7.7 million in 2005. Facility rent expenses as a percentage of total revenues increased from 3.1% in 2004 to 3.4% in 2005. Approximately $1.5 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada. Approximately $0.3 million relates to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market.

Other operating expenses. Other operating expenses increased by $2.1 million or 28.9%, from $7.6 million in 2004 to $9.7 million in 2005. Other operating expenses as a percentage of total revenues decreased from 4.4% in 2004 to 4.3% in 2005. Approximately $1.7 million of the increase related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada. Within our existing local markets, other operating expenses increased $0.4 million due to increases in the cost of repairs and maintenance of equipment.

General and administrative expenses. General and administrative expenses increased by $3.8 million, or 19.7%, from $19.7 million in 2004 to $23.5 million in 2005. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.5% in 2004 to 10.4% in 2005. Approximately $2.3 million of the increase incurred was associated with operating as a public company. These expenses included legal fees, professional service fees including Sarbanes-Oxley compliance costs, accounting fees and increased directors and officers insurance premiums, public relations and board expenses. Additional increases in general and administrative expenses included approximately $1.4 million relating to the growth in the number of our local markets, and $0.9 million in our existing local markets offset by a one time charge of $1.2 million for the write down of certain of our analog Linac and simulator inventory during the third quarter of 2004. We incurred approximately $0.4 million in additional write off of deferred financing costs throughout 2005 from refinancings and amendments to our senior credit facility.

Depreciation and amortization. Depreciation and amortization increased by $4.0 million, or 58.0%, from $6.9 million in 2004 to $10.8 million in 2005. Depreciation and amortization expense as a percentage of total revenues increased from 4.0% in 2004 to 4.8% in 2005. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.2 million. Approximately $2.4 million of the increase was attributable to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.9 million, or 16.1%, from $5.9 million in 2004 to $6.8 million in 2005. Provision for doubtful accounts as a percentage of total revenues decreased from 3.4% in 2004 to 3.0% in 2005. The increase of $0.9 million in the provision for doubtful accounts was primarily related to the expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland and Las Vegas, Nevada.

Interest expense, net. Interest expense, net increased by $1.9 million, or 54.0%, from $3.4 million in 2004 to $5.3 million in 2005. Interest expense as a percentage of total revenues increased from 2.0% in 2004 to 2.3% in 2005. Included in interest expense, net is an insignificant amount of interest income. Approximately $1.6 million of the increase is as a result of the increased borrowings for our expansion into new markets. Approximately $0.4 million of the increase is as a result of an increase in rates and the remainder of the increase is due to interest on additional capital leases entered into in late 2004 and 2005 of approximately $0.5 million, offset by the interest cost savings on the Term B loan of approximately $0.5 million paid off in June 2004.

Impairment loss. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

Net income and pro forma net income. Net income increased by $5.8 million, or 29.9%, from $19.2 million in pro forma net income in 2004 to $25.0 million in 2005. Net income and pro forma net income represent 10.9% and 11.2% of total revenues in 2005 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of 2004 and provides for income taxes utilizing an effective rate of approximately 40.0%.

Comparison of the Years Ended December 31, 2003 and 2004

Total revenues. Total revenues increased by $32.7 million, or 23.6%, from $138.7 million in 2003 to $171.4 million in 2004. Approximately $14.2 million of this increase resulted from our expansion into new local markets in 2003 and 2004. We acquired new treatment centers in Key West, Florida in August 2003, Kentucky in September 2003, Alabama in December 2003 and New Jersey in September 2004. We also added a new local market in Baltimore, Maryland in March 2003, expanded our professional service arrangements in the Delmarva Peninsula market and added a new local market in Woonsocket, Rhode Island in November 2004. Approximately $15.4 million of this increase was driven by volume growth, service mix improvements, and pricing in our existing local markets and approximately $2.1 million related to a reimbursement policy change by a significant commercial payor to reimburse for services not previously covered. The remaining increase was primarily attributable to the addition of advanced radiation therapy equipment in our treatment centers and the increased utilization of our technologies due to the increased acceptance by payors to reimburse for a wider range of radiation treatments.

Salaries and benefits. Salaries and benefits increased by $14.9 million, or 20.7%, from $72.1 million in 2003 to $87.0 million in 2004. Salaries and benefits as a percentage of total revenues decreased from 52.0% in 2003 to 50.8% in 2004. Additional staffing of personnel and physicians due to our expansion into new local markets during the third and fourth quarters of 2003 and 2004 contributed to a $10.8 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $4.1 million due to replacement of contract labor with employed staff and increases in the cost of our health insurance benefits.

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

Facility rent expenses. Facility rent expenses increased by $0.6 million, or 14.8%, from $4.7 million in 2003 to $5.3 million in 2004. Facility rent expenses as a percentage of total revenues decreased from 3.4% in 2003 to 3.1% in 2004. Approximately $0.5 million related to the expansion into new local markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island. The remaining increase related to our existing local markets.

Other operating expenses. Other operating expenses decreased by $1.1 million, or 13.0%, from $8.7 million in 2003 to $7.6 million in 2004. Other operating expenses as a percentage of total revenues decreased from 6.3% in 2003 to 4.4% in 2004. The decrease was primarily attributable to a decrease in contract labor of approximately $1.8 million, offset by an increase in the cost of repairs and maintenance of equipment of approximately $0.7 million.

General and administrative expenses. General and administrative expenses increased by $3.3 million, or 19.9%, from $16.4 million in 2003 to $19.7 million in 2004. General and administrative expenses as a percentage of total revenues decreased from 11.8% to 11.5%. The increase of $3.3 million in general and administrative expenses was due to the write-off of $0.3 million of deferred financing costs due to the refinancing of our senior secured credit facility in March 2004. During the third quarter of 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog Linac and simulator inventory. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. Additional increases in general and administrative expenses included approximately $0.4 million in compensation fees for legislative efforts in healthcare reimbursement, $1.1 million in general and administrative expenses relating to the growth in the number of our local markets, $0.5 million relating to our public offering for directors and officers insurance, public relations expenses and board expenses offset by a decrease of approximately $0.2 million in our existing local markets.

Depreciation and amortization. Depreciation and amortization increased by $1.7 million, or 31.9%, from $5.2 million in 2003 to $6.9 million in 2004. Depreciation and amortization expenses as a percentage of total revenues increased from 3.8% in 2003 to 4.0% in 2004. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.8 million. The remaining portion of the increase was attributable to the acquisition of radiation center assets during the third and fourth quarters of 2003 and 2004 in expanded local markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $2.5 million, or 73.4%, from $3.4 million in 2003 to $5.9 million in 2004. Provision for doubtful accounts as a percentage of total revenues increased from 2.4% in 2003 to 3.4% in 2004. Approximately $1.3 million of the increase was primarily due to an increase in service to uninsured patients within one of our existing local markets, $0.5 million due to the expanded local markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island and $0.7 million within our remaining existing local markets.

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

Pro forma net income Pro forma net income increased by $5.0 million, or 35.5%, from $14.2 million in 2003 to $19.2 million in 2004. Pro forma net income represents 10.2% and 11.2% of total revenues in 2003 and 2004, respectively. Net income is discussed on a pro forma basis due to a provision for income taxes to reflect the estimated corporate income tax expense based on the assumption the Company was a C corporation at the beginning of each period presented, and provides for income taxes utilizing an effective rate of 40.0%.

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

Prior to our initial public offering, we used real estate entities owned by members of the board of directors and executive management, and by employees to finance the construction of certain of our treatment centers and the development of our corporate headquarters. The rents were determined on the basis of the debt service incurred by the entities and a return on the equity component of the project’s funding. Prior to completing our initial public offering in June 2004, we engaged an independent consultant to complete a fair market rent analysis for the real estate leases with these entities. The consultant determined that, with one exception, the rents are at fair market value. We negotiated a rent reduction for the one exception to bring it to fair market value as determined by the consultant. Since becoming a public company, an independent consultant has been utilized to assist the Company’s audit committee in determining fair market rental for any renewal or new rental arrangements with any affiliated party.

Cash Flows From Operating Activities

Net cash provided by operating activities for the years ended December 31, 2003, 2004 and 2005 was $27.3 million, $28.2 million and $22.3 million, respectively.

Net cash provided by operating activities increased by $0.9 million from $27.3 million in 2003 to $28.2 million in 2004. The increase of $0.9 million was affected by the first time payment of approximately $6.0 million of income taxes as a result of our change in tax status from an S corporation to a C Corporation. Provision for bad debts increased $2.5 million due primarily to an increase in service to uninsured patients within one of our existing local markets and the expansion into new local markets in Key West, Florida, Kentucky, Alabama, New Jersey and Rhode Island. Accounts receivable increased by $8.9 million due primarily to our expansion into new local markets in Key West Florida, Kentucky, Alabama, New Jersey and Rhode Island and in existing local markets in Florida, New York and Nevada. Accrued expenses decreased by $2.4 million due primarily to a $3.2 million decrease in accrued liabilities related to liabilities due to third-party payors, a decrease in accrued interest of $0.7 million offset by a $1.4 million increase in the year-end bonus and payroll accruals, and $0.1 million increase in deferred income.

Net cash provided by operating activities decreased by $5.9 million from $28.2 million in 2004 to $22.3 million in 2005. The decrease of $5.9 million was affected by income tax payments made in 2005 of approximately $17.6 million, as compared to tax payments of approximately $6.0 million made in 2004, offset by an increase in our net income. Accounts receivable increased by $21.6 million from the prior year due primarily to our expansion into new local markets in New Jersey, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing local markets in Florida, Maryland and Nevada.

Cash Flows From Investing Activities

Net cash used in investing activities for 2003, 2004, and 2005 was $20.7 million, $25.2 million, and $63.3 million, respectively.

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

Net cash used in investing activities increased by $38.1 million from $25.2 million in 2004 to $63.3 million in 2005. Net cash used in investing activities was impacted by approximately $43.2 million from the acquisitions of radiation center assets during the second quarter of 2005 and approximately $19.8 million in additional purchases of property and equipment related to new equipment and equipment upgrades. In addition, approximately $3.1 million of purchases of marketable securities for investments in municipal bonds and preferred stock during 2005 and proceeds of approximately $1.8 million from the sale of an equity interest in a joint venture contributed to the change in our investing activities.

Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements and exclusive of the purchase of radiation treatment centers, were $14.8 million, $23.2 million and $34.6 million in 2003, 2004 and 2005, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under the senior credit facility and borrowings under our lease line of credit. Over the next 12 to 18 months, we estimate $45 to $50 million in capital spending focused on expanding existing local markets and updating the technology in our centers acquired in 2005. To the extent that we acquire or internally develop new radiation treatment centers, we may need to increase our expected capital expenditures on a proportionate basis.

Cash From Financing Activities

Net cash used in financing activities for the years ended December 31, 2003 and 2004 was $8.2 million and $0.5 million, respectively. Net cash provided by financing activities for the year ended December 31, 2005 was $45.0 million.

Net cash used in financing activities decreased by $7.7 million from $8.2 million in 2003 to $0.5 million in 2004. The decrease was impacted from the borrowing of approximately $59.1 million under our senior secured credit facility, offset by distributions to shareholders of approximately $46.4 million in 2004, which included a one-time distribution of $40.0 million. We incurred approximately $1.6 million in fees as a result of entering into our third amended and restated senior secured credit facility on March 31, 2004. We received net proceeds of approximately $46.8 million from the completion of an initial public offering of our common stock on June 23, 2004. Repayments of debt of approximately $61.3 million included the application of approximately $44.0 of the net proceeds used to repay outstanding indebtedness under our senior secured credit facility and approximately $2.8 million of the net proceeds used to repay outstanding indebtedness to certain of our directors, officers and related parties. The receipt of $2.3 million from the exercise of stock options, the receipt of $0.9 million from payments of notes receivable from shareholders and payments of $1.9 million in loan costs relating to our senior secured credit facility also impacted cash flow from financing activities during 2004.

In the first quarter of 2004, we borrowed approximately $40.0 million under our senior credit facility, for a planned one-time distribution to our shareholders in April 2004 and we borrowed approximately $7.7 million for the acquisition of the two New Jersey centers in the third quarter of 2004 and other borrowings of approximately $11.4 million.

In 2005, we borrowed approximately $50.6 million under our senior secured credit facility, of which $43.2 million was for the acquisition of radiation center assets during the second quarter of 2005. Net cash provided by financing activities was also impacted by approximately $53.2 million reduction in repayments of debt as a result of our receipt of proceeds of approximately $46.8 million in June 2004 from our initial public offering of common stock, which was utilized to repay indebtedness in 2004. Costs relating to the refinancing of the senior secured credit facility were approximately $1.5 million in 2005 as compared to $1.9 million in 2004. The receipt of $2.7 million from the exercise of stock options and the receipt of $1.3 million from payments of notes receivable from shareholders also impacted cash flow from financing activities during 2005. Distributions to shareholders were approximately $46.4 million in 2004; no distributions have been made since our initial public offering in June 2004.

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

On March 18, 2005 we amended our third amended and restated senior secured credit facility principally to increase the Term A loan to $35 million and increase our revolving credit commitment from $80 million to $140 million. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. The amendment extended the maturity date of the Term A loan and the revolver to March 15, 2010.

On April 26, 2005 we amended our third amended and restated senior secured credit facility principally to increase the aggregate amount of permitted acquisitions from $25 million to $45 million and to obtain consent on the purchase of five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. As a result of our refinancing in March and April 2005, we wrote-off approximately $579,000 of financing costs capitalized in connection with our previous credit facility.

On December 16, 2005, we entered into a fourth amended and restated senior secured credit facility principally to provide for a $100 million Term B loan. Our fourth amended and restated senior secured credit facility provides, subject to our compliance with covenants and customary conditions, for $290.0 million in borrowings consisting of: (i) a $100 million Term B loan, (ii) a $50 million accordion feature, which allows the us to increase the aggregate principal amount of the Term B loan to $150 million, and (iii) a $140 million revolver. We used the proceeds of the $100 million Term B loan to pay off our pre-existing Term A loan as well as the borrowings drawn on our $140 million revolver.

The Term B loan requires quarterly payments of $250,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided our leverage ratio is below 2.00 to 1.00.

The revolver’s maturity date was unchanged and will mature on March 15, 2010. The revolver bears interest either at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points, with the exact spread determined upon the basis of our leverage ratio, as defined. We are required to pay a quarterly unused commitment fee at a rate ranging from 25 to 50 basis points on our revolving line of credit determined upon the basis of our leverage ratio, as defined.

Our fourth amended and restated senior secured credit facility:

•	is secured by a pledge of substantially all of our tangible and intangible assets, including accounts receivable, inventory and capital stock of our existing and future subsidiaries, and requires that borrowings and other amounts due under it will be guaranteed by our existing and future domestic subsidiaries;

•	requires us to make mandatory prepayments of outstanding borrowings, with a corresponding reduction in the maximum amount of borrowings available under the senior secured credit facility, with net proceeds from insurance recoveries and asset sales, and with the net proceeds from the issuance of equity or debt securities, subject to specified exceptions;

•	includes a number of restrictive covenants including, among other things, limitations on our leverage, capital and acquisitions expenditures, and requirements that we maintain minimum ratios of cash flow to fixed charges and of cash flow to interest;

•	limits our ability to pay dividends on our capital stock; and

•	contains customary events of default, including an event of default upon a change in our control.

In connection with entering into our fourth amended and restated senior secured credit facility, we incurred fees and expenses of approximately $860,000, which have been capitalized as deferred financing costs and are being amortized over the term of the related debt instruments. Additionally, we wrote-off approximately $124,000 of financing costs capitalized in connection with our previous credit facility.

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2005

Maximum permitted consolidated leverage ratio	<3.50 to 1.00	1.99 to 1.00

Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	2.38 to 1.00

Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	10.31 to 1.00

The maximum permitted consolidated leverage ratio required is <3.50 to 1.00 through September 30, 2006, <3.25 to 1.00 from October 1, 2006 through December 31, 2007 and <3.00 to 1.00 thereafter.

The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2005.

The following table sets forth the amounts outstanding under our revolving credit facility and Term B loan, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing hereunder, as of December 31, 2005:

Senior Secured Credit Facility	Effective Interest Rate	Letters of Credit	Amount Outstanding	Amount Available for Additional Borrowing
			(Dollars in thousands)
Revolving credit facility	N/A	$350	$—	$139,650
Term B loan	6.5%	—	100,000	50,000

Total		$350	$100,000	$189,650

As of December 31, 2005, we had $123.5 million of outstanding debt, $6.5 million of which was classified as current. Of the $123.5 million of outstanding debt, $100.0 million was outstanding to lenders under our fourth amended and restated senior secured credit facility, and $23.5 million was outstanding under capital leases and other miscellaneous indebtedness. As of December 31, 2005, of the outstanding borrowings under our fourth amended and restated senior secured credit facility, $1.0 million was classified as current.

We currently maintain two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the total commitment amount of $21.0 million. As of December 31, 2005 we had $1.0 million available under one of the lease lines of credit. The second lease line was entered into in January 2006, providing for an additional $10.0 million in availability.

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

We believe available borrowings under our current credit facility and lease lines, together with our cash flows from operations, will be sufficient to fund our requirements for at least the next twelve months. After such time period, to the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we will need to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our current credit facility.

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

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2005:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$100,000	$1,000	$2,000	$2,000	$95,000
Capital lease obligations	23,465	5,506	10,998	6,747	214
Interest on fixed portion of Senior Credit Facility (1)	3,896	974	1,948	974	—
Interest on capital lease obligations (2)	5,754	1,349	2,596	1,754	55
Operating leases	112,619	10,905	18,494	17,413	65,807

Total contractual cash obligations	$245,734	$19,734	$36,036	$28,888	$161,076

(1)	$20 million of the Term B loan is fixed through an interest rate swap agreement at 4.87% plus an applicable margin through December 31, 2009
(2)	Interest on capital lease obligations is at fixed rates ranging from 3.9% to 11.4%

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

Interest Rate Swap. On April 1, 2005, and August 31, 2005, we entered into interest rate swap agreements with notional amounts of $5.0 million and $11.0 million, respectively. These interest rate swap agreements were terminated on December 16, 2005, as a result of the refinancing of the fourth amended and restated senior credit facility.

On December 30, 2005, we entered into an interest rate swap agreement with a notional amount of $20 million. This interest rate swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 90 day LIBOR. The following table summarizes the terms of the swap:

Notional Amount	Fixed Rate	Term in Months	Maturity
$20.0 million	4.87% (plus a margin)	48	December 31, 2009

The fixed rate does not include the margin, which is currently 200 basis points. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. Our swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our senior credit facility and do not hold or issue them for trading purposes.

Interest Rates. As of December 31, 2005, we have interest rate exposure on $80.0 million of our senior secured credit facility. Our debt obligations subject to floating rates at December 31, 2005 include $80.0 million of variable rate debt at an approximate average interest rate of 6.5% as of December 31, 2005. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million on a calendar year basis.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in our consolidated financial statements beginning with the Index on Page F-1 of this report which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed and tested, have inherent limitations, including among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the internal control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an assessment of such criteria, management concluded that, as of December 31, 2005, we maintained effective internal control over financial reporting.

During the year ended December 31, 2005, we acquired ten radiation therapy centers: one each in Martinsburg, West Virginia, Holyoke, Massachusetts, Greenbelt, Maryland, Belcamp, Maryland, Scottsdale, Arizona and five in Las Vegas, Nevada. We excluded these centers from our assessment of the effectiveness of our internal control over financial reporting. For such year, these centers contributed approximately $19.6 million to our total revenue and, as of December 31, 2005, accounted for approximately $22.6 million of our total assets, excluding $31.1 million of goodwill that was recorded by us in connection with such acquisitions.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Radiation Therapy Services, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Radiation Therapy Services, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the ten radiation treatment centers acquired during 2005 located in Martinsburg, West Virginia; Holyoke, Massachusetts; Greenbelt, Maryland; Belcamp, Maryland; Scottsdale, Arizona; and Las Vegas, Nevada which are included in the December 31, 2005 consolidated financial statements of the Company and constituted $22.6 million and $19.8 million of total assets, and net assets, excluding goodwill of $31.1 million, respectively as of December 31, 2005, and $19.6 million of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 2005 acquired radiation treatment centers.

In our opinion, management’s assessment that Radiation Therapy Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Radiation Therapy Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radiation Therapy Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 13, 2 006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

February 13, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

Information with respect to our executive officers is incorporated by reference to the information contained under the caption “Executive Compensation—Executive Officers of the Company” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

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

Directors

Information with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Compliance with Section 16(a) of the Exchange Act

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 11. Executive Compensation

This information is incorporated by reference to the information contained under the captions “Election of Directors—Information Regarding the Board of Directors—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Comparative Performance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference to the information contained under the caption “Principal Shareholders and Security Ownership of Management” and “Executive Compensation—Equity Compensation Plan Information” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 13. Certain Relationships and Related Party Transactions

This information is incorporated by reference to the information contained under the caption “Certain Relationships and Related Party Transactions” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference to the information contained under the caption “Ratification of Independent Registered Public Accounting Firm” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Radiation Therapy Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Radiation Therapy Services, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services, Inc. and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radiation Therapy Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

February 13, 2006

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2003	2004	2005
Net patient service revenue	$131,147,497	$163,719,027	$217,590,469
Other revenue	7,532,837	7,654,283	9,659,844

Total revenues	138,680,334	171,373,310	227,250,313
Salaries and benefits	72,145,654	87,059,350	116,299,899
Medical supplies	2,226,288	3,608,467	5,678,516
Facility rent expenses	4,655,882	5,346,745	7,720,023
Other operating expenses	8,689,514	7,560,469	9,748,650
General and administrative expenses	16,400,267	19,671,484	23,537,783
Depreciation and amortization	5,202,543	6,859,570	10,836,880
Provision for doubtful accounts	3,374,587	5,852,325	6,792,402
Interest expense, net	2,052,712	3,435,121	5,290,034
Impairment loss	284,491	—	1,225,853

Total expenses	115,031,938	139,393,531	187,130,040

Income before minority interests	23,648,396	31,979,779	40,120,273
Minority interests in net (earnings) losses of consolidated entities	(7,266)	55,123	480,212

Income before income taxes	23,641,130	32,034,902	40,600,485
Income tax expense	—	22,846,460	15,631,187

Net income	23,641,130	9,188,442	24,969,298
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative interest rate swap agreements	(37,058)	45,748	4,629

Comprehensive income	$23,604,072	$9,234,190	$24,973,927

Net income per common share outstanding—basic	$1.39	$0.45	$1.10

Net income per common share outstanding—diluted	$1.28	$0.44	$1.05

Weighted average shares outstanding:
Basic	16,974,471	20,292,117	22,725,819

Diluted	18,470,880	21,031,968	23,703,653

Unaudited Pro forma income data:
Income before income taxes, as reported	$23,641,130	$32,034,902
Pro forma income taxes	9,456,452	12,813,961

Pro forma net income	$14,184,678	$19,220,941

Pro forma net income per common share outstanding—basic	$0.84	$0.95

Pro forma net income per common share outstanding—diluted	$0.77	$0.91

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,018,608	$8,979,994
Marketable securities, at market	2,400,000	5,450,000
Accounts receivable, less allowances for uncollectible accounts of $8,985,710 and $12,490,077 at December 31, 2004 and 2005, respectively	25,834,381	40,301,195
Income taxes receivable	425,763	2,560,007
Prepaid expenses	2,881,956	3,152,555
Current portion of lease receivable	653,175	647,013
Inventories	1,064,516	1,280,208
Deferred income taxes	—	2,144,431
Other	679,703	1,199,881

Total current assets	38,958,102	65,715,284
Lease receivable, less current portion	1,230,069	580,728
Equity investments in joint ventures	1,421,900	803,151
Property and equipment, net	82,999,816	113,397,349
Goodwill, net	35,442,050	66,537,332
Intangible assets, net	1,328,426	6,773,910
Other assets	6,796,870	9,538,020

Total assets	$168,177,233	$263,345,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,954,935	$5,676,418
Accrued expenses	9,482,549	11,433,668
Deferred income taxes	1,728,513	—
Current portion of long-term debt	9,620,333	6,506,254

Total current liabilities	23,786,330	23,616,340
Long-term debt, less current portion	56,482,552	116,956,991
Other long-term liabilities	2,004,957	2,284,341
Deferred income taxes	15,478,954	18,489,169
Minority interest in consolidated entities	4,104,171	6,616,190

Total liabilities	101,856,964	167,963,031
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized, 22,489,314 and 22,831,481 shares issued and outstanding at December 31, 2004 and 2005, respectively	2,249	2,283
Additional paid-in capital	69,686,507	72,730,328
Unearned compensation on nonvested stock	—	(241,715)
Retained (deficit) earnings	(1,609,646)	23,359,652
Notes receivable from shareholders	(1,767,531)	(481,124)
Accumulated other comprehensive income, net of tax	8,690	13,319

Total shareholders’ equity	66,320,269	95,382,743

Total liabilities and shareholders’ equity	$168,177,233	$263,345,774

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income	$23,641,130	$9,188,442	$24,969,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,048,328	6,606,314	9,876,475
Amortization	154,215	253,256	960,405
Deferred rent expense	177,162	149,214	282,844
Write down of machine parts inventory	—	1,222,745	—
Deferred income tax provision	—	17,207,467	(862,729)
Stock based compensation	—	407,918	118,722
Impairment loss	284,491	—	1,225,853
Provision for doubtful accounts	3,374,587	5,852,325	6,792,402
Loss on the sale of property and equipment	16,178	91,807	120,281
Gain on sale of equity interest in joint venture	—	—	(982,182)
Minority interest in net earnings (losses) of consolidated entities	7,266	(55,123)	(480,212)
Write off of loan costs	—	335,734	703,061
Equity interest in net (income) loss of joint ventures	(8,943)	(193,014)	467,872
Changes in operating assets and liabilities:
Accounts receivable	(8,043,956)	(8,871,018)	(21,620,091)
Income taxes receivable	—	(425,763)	(2,134,244)
Inventories	14,631	(262,489)	(134,096)
Prepaid expenses	(1,396,381)	30,234	(273,725)
Accounts payable	1,467,268	(992,972)	1,292,220
Accrued expenses	2,550,623	(2,345,910)	1,930,787

Net cash provided by operating activities	27,286,599	28,199,167	22,252,941
Cash flows from investing activities
Purchases of property and equipment	(9,790,934)	(16,917,861)	(19,826,056)
Acquisition of radiation centers	(12,078,122)	(8,069,302)	(43,229,546)
Proceeds from sale of property and equipment	1,458,807	951,010	29,931
Proceeds from the sale of equity interest in joint venture	—	—	1,813,979
(Issuance) receipts of principal payments on notes receivable from shareholders	(662,168)	662,168	—
Purchases of marketable securities, net	—	(2,400,000)	(3,050,000)
(Loans to) repayments from employees	(198,341)	(466,237)	340,265
Contribution of capital to joint venture entities	—	—	(84,124)
Distribution received from joint venture	—	—	235,000
Change in lease receivable	454,647	597,112	655,503
Change in other assets	74,438	409,563	(147,175)

Net cash used in investing activities	(20,741,673)	(25,233,547)	(63,262,223)
Cash flows from financing activities
Proceeds from issuance of debt	13,700,000	59,100,000	50,617,000
Principal repayments of debt	(10,857,033)	(61,331,299)	(8,093,418)
Proceeds from public offering of common stock, net of expenses	—	46,781,061	—
Proceeds from issuance of common stock	50,202	37,905	—
Proceeds from exercise of stock options	1,008,715	2,316,346	2,683,418
Payments of notes receivable from shareholders	358,769	877,630	1,286,407
Minority interest in partnership distribution	—	—	(70,000)
Distributions to shareholders	(12,130,000)	(46,441,155)	—
Payments of loan costs	(363,711)	(1,893,778)	(1,452,739)

Net cash (used in) provided by financing activities	(8,233,058)	(553,290)	44,970,668

Net (decrease) increase in cash and cash equivalents	(1,688,132)	2,412,330	3,961,386
Cash and cash equivalents, beginning of year	4,294,410	2,606,278	5,018,608

Cash and cash equivalents, end of year	$2,606,278	$5,018,608	$8,979,994

- Continued on next page -

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Supplemental disclosure of cash flow information
Interest paid	$2,473,162	$3,994,528	$5,284,254

Income taxes paid, net	$—	$5,975,000	$17,585,942

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$5,014,097	$6,297,222	$14,739,263

Recorded earn-out accrual related to the acquisition of radiation center assets	$—	$—	$1,317,085

Recorded non-cash contribution of capital by minority interest holder	$—	$2,598,249	$2,831,079

Recorded capital lease obligations related to the acquisition of radiation center assets	$—	$2,225,775	$47,514

Recorded obligation related to the acquisition of radiation center assets	$—	$273,600	$137,139

Issuance of nonvested stock	$—	$—	$250,050

Issuance of common stock for the acquisition of Devoto Construction, Inc.	$—	$3,528,000	$—

Recorded related party payable relating to construction in process and building improvement costs	$—	$310,058	$—

Recorded lease receivable related to assets under capital lease	$85,000	$—	$—

Issuance of a promissory note plus accrued interest for purchase of shares	$521,285	$—	$—

Cancellation of notes receivable from shareholder for purchase of treasury stock	$709,800	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unearned Compensation on Nonvested Stock	Retained Earnings (Deficit)	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount						Shares	Amount
Balance, January 1, 2003	16,896,514	$1,689	$15,970,215	$—	$24,653,157	$(3,417,160)	$—	—	$—	$37,207,901
Net income	—	—	—	—	23,641,130	—	—	—	—	23,641,130
Distributions to shareholders	—	—	—	—	(12,130,000)	—	—	—	—	(12,130,000)
Issuance of common stock	5,984	1	50,201	—	—	—	—	—	—	50,202
Payment of notes receivable from shareholders	—	—	—	—	—	358,769	—	—	—	358,769
Unrealized loss on interest rate swap agreement	—	—	—	—	—	—	(37,058)	—	—	(37,058)
Purchase of treasury stock, at cost	—	—	—	—	—	709,800	—	(70,000)	(1,231,085)	(521,285)
Exercise of stock options	507,522	51	1,305,234	—	—	(296,570)	—	—	—	1,008,715
Retirement of treasury stock	(128,100)	(13)	(709,852)	—	(521,220)	—	—	70,000	1,231,085	—

Balance, December 31, 2003	17,281,920	1,728	16,615,798	—	35,643,067	(2,645,161)	(37,058)	—	—	49,578,374
Net income	—	—	—	—	9,188,442	—	—	—	—	9,188,442
Distributions to shareholders	—	—	—	—	(46,441,155)	—	—	—	—	(46,441,155)
Issuance of common stock	3,303	1	37,904	—	—	—	—	—	—	37,905
Payment of notes receivable from shareholders	—	—	—	—	—	877,630	—	—	—	877,630
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	45,748	—	—	45,748
Exercise of stock options	932,706	93	2,316,253	—	—	—	—	—	—	2,316,346
Issuance of common stock in initial public offering, net of expenses	4,000,000	400	46,780,661	—	—	—	—	—	—	46,781,061
Compensation to outside consultants	—	—	407,918	—	—	—	—	—	—	407,918
Issuance of common stock in connection with the acquisition of Devoto Construction, Inc.	271,385	27	3,527,973	—	—	—	—	—	—	3,528,000

Balance, December 31, 2004	22,489,314	$2,249	$69,686,507	$—	$(1,609,646)	$(1,767,531)	$8,690	—	$—	$66,320,269
Net income	—	—	—	—	24,969,298	—	—	—	—	24,969,298
Payment of notes receivable from shareholders	—	—	—	—	—	1,286,407	—	—	—	1,286,407
Unrealized gain on interest rate swap agreement, net	—	—	—	—	—	—	4,629	—	—	4,629
Exercise of stock options	334,667	33	2,683,385	—	—	—	—	—	—	2,683,418
Nonvested stock issued to key employee	7,500	1	250,049	(250,050)	—	—	—	—	—	—
Amortization of nonvested stock grant	—	—	—	8,335	—	—	—	—	—	8,335
Compensation to outside consultants	—	—	110,387	—	—	—	—	—	—	110,387

Balance, December 31, 2005	22,831,481	$2,283	$72,730,328	$(241,715)	$23,359,652	$(481,124)	$13,319	—	$—	$95,382,743

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. Organization

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develop and operate radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia.

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

Public offering of common stock and recapitalization

On June 23, 2004, the Company successfully completed an initial public offering of 5.5 million shares of common stock at a price of $13.00 per share. Of the shares offered, 4.0 million shares were sold by the Company and 1.5 million were offered by selling shareholders. In addition, the underwriters for the Company exercised their over-allotment option by purchasing an additional 825,000 shares at $13.00 per share from selling shareholders. Of the net proceeds to the Company of approximately $46.8 million, approximately $44.0 million was used to repay outstanding indebtedness under the Company’s senior secured credit facility, and approximately $2.8 million was used to repay outstanding indebtedness to certain directors, officers and related parties.

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

During 2003, 2004, and 2005, approximately 55%, 53%, and 50% respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Cost of Revenues

The cost of revenues for each of the years ended December 31, 2003, 2004 and 2005, are approximately $80,121,000, $95,032,000, and $127,385,000, respectively.

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

Accounts Receivable and Allowances for Uncollectible Accounts

Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for uncollectible accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $10,000,000 and $13,700,000 of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2004 and 2005, respectively. The credit risk for other concentrations of receivables is limited due to the large number of insurance companies and other payors that provide payments for services. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject the Company to any significant credit risk in the collection of its accounts receivable.

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

A summary of the activity in the allowance for uncollectible accounts is as follows:

	Year Ended December 31,
	2003	2004	2005
Balance, beginning of year	$6,864,807	$6,983,290	$8,985,710
Additions charged to provision for bad debts	3,374,587	5,852,325	6,792,402
Accounts receivable written off (net of recoveries)	(3,256,104)	(3,849,905)	(3,288,035)

Balance, end of year	$6,983,290	$8,985,710	$12,490,077

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

The Company completed its transitional impairment test under SFAS No. 142 and for the year ended December 31, 2003, the Company recorded an impairment loss of $284,491 due to increased competition in a specific practice within a local market. No goodwill impairment loss was recognized for the years ended December 31, 2004 and 2005.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreement (which typically ranges from 1.5 to 10 years) using the straight-line method.

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

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate Senior Credit Facility (see Note 12). The interest rate swap agreements are contracts to exchange floating rate interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amount of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate swap agreements is recognized in interest expense in the consolidated statements of income and comprehensive income. The related accrued receivable or payable is included in other assets or accrued expenses.

On April 1, 2005 and August 31, 2005, the Company entered into interest rate swap agreements to hedge the effect of changes in interest rates on a portion of its floating rate Senior Credit Facility. These interest rate swap agreements were terminated on December 16, 2005, as a result of the refinancing of the fourth amended and restated senior credit facility.

On December 30, 2005, the Company entered into an interest rate swap agreement for its fourth amended and restated senior credit facility. The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to a particular risk). The notional amount of the swap agreement is $20.0 million. The effect of this agreement is to fix the interest rate exposure to 4.87% plus a margin on $20.0 million of the Company’s Senior Credit Facility. The interest rate swap agreement expires on December 31, 2009. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the current credit worthiness of the counter parties. At December 31, 2004, and 2005 the fair value of the Company’s interest rate swap agreements is an asset of $8,690 and $13,319, respectively, which is included in other current assets in the accompanying consolidated balance sheets. There were no amounts recorded in the income statement related to the interest rate swap agreement due to hedge ineffectiveness.

Professional and General Liability Claims

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through commercial insurance carriers in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. Prior to October 2003, the Company maintained insurance for individual malpractice claims up to $3 million and aggregate claims up to $5 million on a claims made basis. Effective October 2003, the Company maintained insurance for the majority of its physicians up to $1 million on individual malpractice claims and $3 million on aggregate claims on a claims made basis. Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends and other actuarial assumptions in determination of reserve estimates.

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

The reserve for professional and general liability claims as of the balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional liability claims was $1,215,000 at December 31, 2004 and $930,000 at December 31, 2005.

Minority Interest in Consolidated Entities

The Company currently maintains a 90% equity interest in two treatment center facilities in Northwest Baltimore, Maryland and Louisville, Kentucky, a 62% equity interest in a treatment center facility in Woonsocket, Rhode Island, a 63.5% equity interest a treatment center facility in Providence, Rhode Island, a 60% equity interest in a treatment center facility in Martinsburg, West Virginia and a 50.1% equity interest in a treatment center facility in Berlin, Maryland. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates the treatment centers. The minority interest represents the equity interests of outside investors in the equity and results of operations of the consolidated entities.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

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

The weighted average useful life of medical and medical testing equipment is 8.6 years.

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

During the third quarter of 2004, the Company recorded a charge of $1.2 million for the write down to fair value of certain of the Company’s analog linear accelerators and treatment simulators. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. This amount is included in general and administrative expenses in the statement of income and comprehensive income for the year ended December 31, 2004.

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

New Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options and restricted stock. SFAS No. 123R will require the Company to recognize compensation expense beginning January 1, 2006, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding nonvested stock options previously granted under the Company’s equity compensation plans. The primary purpose of the acceleration of the nonqualified nonvested stock options is to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of income and comprehensive income, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”).

On March 29, 2005, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS No. 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, among other things, provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS No. 123R.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United Sates are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges. This income increased shareholders’ equity on a consolidated basis by $45,748 during the year ended December 31, 2004 and increased shareholders’ equity by $4,629 during the year ended December 31, 2005.

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

Stock-Based Compensation

The Company maintains a Stock Option Plan (the Plan), which is described more fully in Note 16. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure requires pro forma disclosure of net income and earnings per share for the effect of compensation had the fair value method of accounting for stock options been adopted. For purposes of this disclosure, the fair value of each option grant has been calculated using the Black-Scholes valuation model.

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

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding nonvested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration of the nonqualified nonvested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, will become immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

The primary purpose of the acceleration of the nonqualified nonvested stock options is to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R the compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement commencing with the implementation of SFAS 123R and continuing through 2009 is approximately $2.4 million.

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over their vesting periods. Our pro forma information is as follows:

	Year Ended December 31,
	2003	2004	2005
Pro forma net income as reported	$14,184,678	$19,220,941	$24,969,298
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(153,596)	(1,436,678)	(3,653,821)

Adjusted pro forma net income	$14,031,082	$17,784,263	$21,315,477

Adjusted net income or pro forma net income per share:
Basic—pro forma as reported	$0.84	$0.95	$1.10

Basic—adjusted pro forma	$0.83	$0.88	$0.94

Diluted—pro forma as reported	$0.77	$0.91	$1.05

Diluted—adjusted pro forma	$0.76	$0.85	$0.91

Adjusted pro forma weighted average common shares outstanding—basic	16,974,471	20,292,117	22,725,819

Adjusted pro forma weighted average common and common equivalent shares outstanding—diluted	18,424,224	20,830,244	23,390,429

Weighted average fair value of option grants	$—	$4.77	$—

No options were granted in 2003 or 2005. For 2004, the fair value of each option grant was estimated on the date of grant using the Black Scholes Model with the following assumptions: risk free interest rate of 4.02%, no dividend yield; expected life of 5.0 years, and volatility of 30%.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, marketable securities, accounts receivable and accounts payable, approximate their fair values due to the short-term maturity of these instruments.

The majority of the Company’s long-term debt has a floating interest rate and, therefore, the carrying amount approximates fair value at December 31, 2004 and 2005.

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

	December 31,
	2003	2004	2005
Weighted average common shares outstanding—basic	16,974,471	20,292,117	22,725,819
Effect of dilutive securities	1,496,409	739,851	977,834

Weighted average common and common equivalent shares outstanding—diluted	18,470,880	21,031,968	23,703,653

4. Marketable Securities

Marketable securities classified as available-for-sale consisted of the following:

	December 31,
	2004	2005
Auction rate securities, cost	$2,200,000	$5,450,000
Auction rate securities, fair value	2,200,000	5,450,000

Unrealized gain (loss)	—	—

Preferred stock, cost	200,000	—
Preferred stock, fair value	200,000	—

Unrealized gain (loss)	—	—

Net unrealized gain (loss)	$—	$—

At December 31, 2005, all of the company’s auction rate securities are invested in obligations of individual states and political subdivisions. Approximately 9% of the Company’s auction rate securities mature within one year, and the remainder have maturities greater than ten years and have a weighted average interest reset date of approximately 16 days.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2005
Land	$5,423,504	$5,423,504
Buildings and leasehold improvements	35,229,140	37,487,736
Office, computer and telephone equipment	10,619,229	14,518,889
Medical and medical testing equipment	63,502,775	95,600,555
Automobiles and vans	1,530,301	1,715,149

	116,304,949	154,745,833
Less accumulated depreciation	(34,934,527)	(43,152,233)

	81,370,422	111,593,600
Construction in progress	1,629,394	1,803,749

	$82,999,816	$113,397,349

6. Capital Lease Arrangements

The Company is the lessor of medical equipment under various capital lease arrangements. The lease terms are for seven years, at which time the lessee can purchase the equipment at an agreed upon amount.

The components of the investment in sales-type leases are as follows:

	December 31,
	2004	2005
Minimum lease receivable	$2,137,830	$1,344,623
Less unearned interest income	(254,586)	(116,882)

Net investment in sales-type leases	1,883,244	1,227,741
Less current portion	(653,175)	(647,013)

	$1,230,069	$580,728

The aggregate amount of scheduled receipts on lease receivables consist of the following at December 31, 2005:

2006	$727,640
2007	456,894
2008	134,849
2009	15,144
2010	10,096

$1,344,623

The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

	December 31,
	2004	2005
Equipment	$14,023,342	$28,762,605
Less: accumulated amortization	(1,327,859)	(3,157,211)

	$12,695,483	$25,605,394

Amortization expense relating to capital leased equipment was approximately $364,000, $925,000 and $1,829,000 for the years ended December 31, 2003, 2004 and 2005, respectively and is included in depreciation expense in the consolidated statements of income and comprehensive income.

7. Goodwill and Intangible Assets

Intangible assets consist of the following:

	December 31, 2004
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$1,722,550	$(575,348)	$1,147,202
Other licenses	35,000	(2,500)	32,500

	1,757,550	(577,848)	1,179,702

Intangible assets not subject to amortization (indefinite-lived)
Certificate of need licenses	148,724	—	148,724

	$1,906,274	$(577,848)	$1,328,426

	December 31, 2005
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$7,974,934	$(1,530,753)	$6,444,181
Other licenses	35,000	(7,500)	27,500

	8,009,934	(1,538,253)	6,471,681

Intangible assets not subject to amortization (indefinite-lived)
Certificate of need licenses	302,229	—	302,229

	$8,312,163	$(1,538,253)	$6,773,910

Amortization expense relating to intangible assets was approximately $154,000, $253,000 and $960,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The weighted-average amortization period is approximately 6.5 years.

Estimated future amortization expense is as follows at December 31, 2005:

For year ended December 31, 2006	$1,417,592
For year ended December 31, 2007	1,212,592
For year ended December 31, 2008	1,086,161
For year ended December 31, 2009	939,238
For year ended December 31, 2010	911,483

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2003	2004	2005
Balance, beginning of year	$16,956,232	$24,915,162	$35,442,050
Goodwill recorded during the year	8,243,421	10,526,888	31,095,282
Impairment losses	(284,491)	—	—

Balance, end of year	$24,915,162	$35,442,050	$66,537,332

8. Acquisitions

Effective July 2003, the Company acquired the assets of a radiation therapy center in western North Carolina. The purchase price was approximately $1,200,000 and was paid in cash. The purchase price was allocated to tangible assets of $225,000, and goodwill of $975,000. In January 2003, the Company paid a deferred purchase price on the original six radiation therapy centers that were acquired in January 2002, resulting in an increase to goodwill of $1,000,000.

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

Effective December 2003, the Company acquired the operations and assets of a radiation therapy center in Dothan, Alabama. The Company determined that the Alabama market is a favorable marketplace due to the existing laws in the state, which require a certificate of need (“CON”) in order to provide healthcare services. The CON provides a level of protection from new competitors entering the marketplace. The purchase price was approximately $3,236,000 and was paid in cash. The purchase price was allocated to tangible assets of $551,000 and goodwill of $2,685,000.

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

On September 21, 2004 the Company acquired the operations and medical and office equipment of two radiation centers in New Jersey. The Company determined that the purchase provided an entry into the state of New Jersey with the potential to add value in providing advanced treatment services to the community. The Company also completed the purchase of a third center in Willingboro, New Jersey, on October 18, 2004, completing the acquisitions of the planned three centers in that state. The fair value of the assets acquired, including intangible assets, was approximately $10,569,000. The purchase price was allocated to tangible assets of $2,851,000; $680,000 as a non-compete amortized over eighteen to twenty four months and goodwill of $7,038,000. The consideration given for the acquisition included $7,909,000 cash, payments of direct costs relating to due diligence of $160,000, the assumption of capital lease financing of $2,226,000, and the assumption of $100,000 in liability for assuming a physician employment contract and other liabilities of $174,000. In addition, the purchase of the third center includes a deferred purchase price contingent on maintaining a certain level of earnings before interest, taxes, depreciation and amortization and providing for payment of a certain percentage over the base level annually during the following three fiscal years. During 2005, the amount paid for the deferred purchase price contingency was approximately $36,000, which was recorded as additional goodwill.

On April 1, 2005, the Company sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1,814,000. The Company realized a gain of approximately $982,000 on the sale of the interest.

In April 2005, the Company acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $662,000. The Company operates the facility as part of its Western Maryland local market. Under the terms of the agreement, the Company partners with a university hospital system and manages the facility. The Company determined that the purchase of the radiation therapy center would provide an expansion into the Western Maryland local market and add value in providing advanced treatment services to the community. The allocation of the purchase price was to tangible assets of $369,000, certificate of need license of $163,000, goodwill of $324,000 and assumed liabilities and minority interest of $194,000.

In May 2005, the Company acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for approximately $25,969,000, plus a three-year contingent earn-out. This acquisition will position the Company as the largest operator of radiation oncology treatment centers in the state of Nevada. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service area. The allocation of the purchase price was to tangible assets of $5,442,000, non-compete agreements of $3,294,000, amortized over six years, and goodwill of $17,233,000. At December 31, 2005, the Company accrued approximately $1,317,000 in earn-out payments and recorded the amount as additional goodwill.

In June 2005, the Company acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16,215,000. This acquisition provides the Company its first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand the Company’s presence in its Western Maryland local market. The Company plans to expand the availability of advanced radiation therapy treatment modalities in the service areas. The allocation of the purchase price was to tangible assets of $1,072,000, non-compete agreements of $2,958,000, amortized over periods ranging from 1.5 years to 10 years, and goodwill of $12,185,000.

In December 2005, the Company acquired the assets of a urology practice with four office locations in southwest Florida for approximately $348,000. The urology practices provide additional service and treatment protocols to our patients with prostate cancer and other urological diseases. The total purchase price was allocated to tangible assets.

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

	2003	2004	2005
Fair value of assets acquired excluding cash:
Accounts receivable, net	$444,000	$—	$305,000
Inventories	15,000	—	82,000
Other current assets	35,000	—	1,000
Other non-current assets	120,000	201,000	81,000
Property and equipment	3,256,000	2,654,000	6,762,000
Intangible assets	240,000	715,000	6,415,000
Goodwill	7,243,000	10,527,000	31,095,000
Current liabilities	(100,000)	—	(185,000)
Minority interest	(174,000)	—	(9,000)

	$11,079,000	$14,097,000	$44,547,000

9. Impairment Loss

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

10. Purchase Commitment

The Company entered into a binding contract to purchase a total of seven stereotactic radiosurgery systems for approximately $16.1 million. The Company paid for four of the systems delivered in the fourth quarter of 2005 (totaling approximately $8.9 million) upon completion of installation and will pay for the remainder of the systems upon their installation in 2006.

11. Income Taxes

Significant components of the income tax provision for the year ended December 31, 2004 and 2005 are as follows:

	Year Ended December 31,
	2004	2005
Current provision:
Federal	$5,112,875	$14,994,469
State	526,118	1,499,447
Deferred provision:
Federal	15,602,010	(784,299)
State	1,605,457	(78,430)

Total income tax provision	$22,846,460	$15,631,187

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2004 and 2005 are as follows follows:

	Year Ended December 31,
	2004	2005
Federal statutory rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	2.9
Income tax effect attributable to portion of year the Company was recognized as an S-Corporation for federal income tax purposes	(20.0)	—
Income tax effect of conversion from an S-Corporation to a C-Corporation	52.7	—
Other	0.2	0.6

Total income tax provision	71.3%	38.5%

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2004 and 2005:

	2004	2005
Deferred income tax assets:
Provision for doubtful accounts	$2,114,098	$3,009,035
State net operating loss carryforwards	227,933	115,510
Deferred rent liability	470,863	593,839
Intangible assets	889,699	717,840
Management fee receivable allowance	—	3,333,591
Other	1,077,544	1,232,216

	4,780,137	9,002,031
Less: Valuation allowance	—	—

Net deferred income tax assets	$4,780,137	$9,002,031

Deferred income tax liabilities:
Property and equipment	$(12,879,003)	$(14,555,970)
Intangible assets	(2,278,408)	(3,236,382)
Income tax effect of conversion from an S-Corporation to a C-Corporation	(4,256,161)	(3,876,611)
Prepaid expense	(735,062)	(787,176)
Partnership interests	(1,838,970)	(2,781,738)
Other	—	(108,892)

Total deferred tax liabilities	(21,987,604)	(25,346,769)

Net deferred income tax liabilities	$(17,207,467)	$(16,344,738)

At December 31, 2004, and 2005, state net operating loss carryforwards, primarily in Florida and Kentucky expiring in years 2011 through 2025, available to offset future taxable income approximated $2.4 million and $2.6 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

12. Long-Term Debt

The Company is obligated under long-term debt agreements as follows:

	December 31,
	2004	2005
$290,000,000 Senior Credit Facility with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. At December 31, 2004 and 2005, interest rates were at LIBOR and prime plus applicable margin, ranging from 4.31% to 5.50% and 6.53% to 7.75%, respectively, due at various maturity dates through December 2012	$54,016,000	$100,000,000

Capital leases payable with various monthly payments plus interest at rates ranging from 3.9% to 11.4%, due at various maturity dates through September 2011 and collateralized by leasehold improvements and medical equipment with a net book value of $12,695,483 and $25,605,394 at December 31, 2004 and 2005, respectively	12,086,885	23,463,245

	66,102,885	123,463,245
Less current portion	(9,620,333)	(6,506,254)

	$56,482,552	$116,956,991

Maturities under the obligations described above are as follows at December 31, 2005:

2006	$6,506,254
2007	6,576,615
2008	6,421,199
2009	5,137,934
2010	3,608,657
Thereafter	95,212,586

$123,463,245

At December 31, 2004 and 2005, the prime interest rate was 5.25% and 7.25%, respectively.

On March 31, 2004, the Company entered into a third amended and restated senior secured credit facility principally to fund a special distribution to shareholders. The third amended and restated senior secured credit facility provides, subject to compliance with covenants and customary conditions, for $135.0 million in borrowings consisting of a $25.0 million term loan (designated Term A), a $70.0 million revolver and a new add-on term loan facility (designated Term B) in the amount of $40.0 million. On April 9, 2004, the proceeds from borrowings against the new add-on term loan facility were used to make a special distribution to the Company’s shareholders, in the aggregate amount of $40.0 million.

On October 8, 2004 the Company amended its third amended and restated senior secured credit facility principally to pay off the remaining balance of the designated Term B portion and increase the revolving credit commitment from $70 million to $80 million. The transaction included paying off the $22.8 million remaining on the designated Term B portion by increasing the Term A loan to $25 million and drawing on the revolver. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. The amendment modified the mandatory quarterly principal payments on the Term A loan from $1.25 million to $1.75 million.

On March 18, 2005 the Company amended its third amended and restated senior secured credit facility principally to increase the Term A loan to $35 million and increase its revolving credit commitment from $80 million to $140 million. Per the amendment, the interest rate spreads on the Term A loan and on the revolver were reduced overall by 25 basis points. The amendment extended the maturity date of the Term A loan and the revolver to March 15, 2010.

On April 26, 2005 the Company amended its third amended and restated senior secured credit facility principally to increase the aggregate amount of permitted acquisitions from $25 million to $45 million and to obtain consent on the purchase of five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. As a result of its refinancing in March and April 2005, the Company wrote-off approximately $579,000 of financing costs capitalized in connection with its previous credit facility.

On December 16, 2005, the Company entered into a fourth amended and restated senior secured credit facility principally to provide for a $100 million Term B loan. The fourth amended and restated senior secured credit facility provides, subject to compliance with covenants and customary conditions, for $290 million in borrowings consisting of: (i) a $100 million Term B loan, (ii) a $50 million accordion feature, which allows the Company to increase the aggregate principal amount of the Term B loan to $150 million, and (iii) a $140 million revolver. The Company used the proceeds of the $100 million Term B loan to pay off its pre-existing Term A loan as well as the borrowings drawn on its $140 million revolver.

The Term B loan requires quarterly payments of $250,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided the Company’s leverage ratio is below 2.00 to 1.00.

The revolver’s maturity date was unchanged and will mature on March 15, 2010. The revolver bears interest either at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points, with the exact spread determined upon the basis of the Company’s leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 25 to 50 basis points on its revolving line of credit determined upon the basis of its leverage ratio, as defined.

The fourth amended and restated senior secured credit facility is secured by a pledge of substantially all of the Company’s tangible and intangible assets and includes a number of restrictive covenants including limitations on leverage, capital and acquisitions expenditures and requirements to maintain minimum ratios of cash flow to fixed charges and cash flow to interest. Under the terms of the Company’s fourth amended and restated senior secured credit facility, borrowings under its revolver are based on minimum incremental amounts of not less than $500,000 for BASE rate loans and not less than $1,000,000 for LIBOR rate loans. Unused amounts under the revolver portion of the senior secured credit facility incurs a commitment fee charge based on the Company’s leverage ratio ranging from 25 basis points to 50 basis points.

13. Joint Ventures

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

The Company utilizes the equity method to account for its investments in the joint ventures. At December 31, 2004 and 2005, the Company’s investments in the joint ventures were approximately $1.4 million and $0.8 million, respectively.

The condensed financial position and results of operations of the joint venture entities are as follows:

	December 31,
	2004	2005
Total assets	$5,410,395	$3,716,684

Liabilities	$2,607,875	$1,651,678
Shareholders’ equity	2,802,520	2,065,006

Total liabilities and shareholders’ equity	$5,410,395	$3,716,684

	Year Ended December 31,
	2003	2004	2005
Revenues	$3,081,333	$3,289,998	$2,846,491
Expenses	3,063,447	2,903,971	3,999,229

Net income (loss)	$17,886	$386,027	$(1,152,738)

During 2005, one of the joint ventures sold a redundant facility for approximately $0.5 million realizing a loss of approximately $0.9 million. A cash distribution was made from the proceeds of the sale.

A summary of the changes in the equity investment in the joint ventures is as follows:

Balance at January 1, 2003	$1,219,943
Equity interest in net income of joint ventures	8,943

Balance at December 31, 2003	1,228,886
Equity interest in net income of joint ventures	193,014

Balance at December 31, 2004	1,421,900
Capital contributions in joint venture	84,124
Distributions from joint venture	(235,000)
Equity interest in net loss of joint ventures	(467,872)

Balance at December 31, 2005	$803,151

14. Commitments and Contingencies

Letters of Credit

The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of $300,000 to serve as security for the performance of the assignees’ obligations under the lease and issued to a State Agency for construction licensing a letter of credit in the amount of $50,000.

Lease Commitments

The Company is obligated under various operating leases for office space and medical equipment. Total lease expense incurred under these leases was approximately $6,355,000, $7,163,000, and $10,115,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Future fixed minimum annual lease commitments are as follows at December 31, 2005:

	Commitments	Less Sublease Rentals	Net Rental Commitments
2006	$10,904,920	$581,417	$10,323,503
2007	9,591,334	598,860	8,992,474
2008	8,902,716	616,825	8,285,891
2009	9,065,145	635,330	8,429,815
2010	8,347,823	654,390	7,693,433
Thereafter	65,807,152	2,245,725	63,561,427

	$112,619,090	$5,332,547	$107,286,543

The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2027. The majority of the Company’s leases provide for fixed rent escalation clauses, ranging from 2% to 5%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee that are funded by landlord incentives or allowances are recorded as leasehold improvements and amortized over the lease term. Lease incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

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

Tax Indemnification Agreements

Prior to the consummation of the Company’s initial public offering (“the Offering”), the Company entered into S Corporation Tax Allocation and Indemnification Agreements (the Tax Agreements) with its then current shareholders relating to their respective income tax liabilities. Because the Company is fully subject to corporate income taxation after the consummation of the Offering, the reallocation of income and deductions between the periods during which the Company was treated as an S corporation and the periods during which the Company is subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Accordingly, the Tax Agreements are intended to include provisions such that taxes are borne by the Company, on the one hand, and the shareholder, on the other, only to the extent that such parties were required to report the related income for tax purposes.

15. Retirement Plan

The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pre-tax basis through contributions to the Retirement Plan. The Company matches a portion of these contributions based upon the employee’s length of service. The Company’s matching contribution for the years ended December 31, 2003, 2004 and 2005 was $400,000, $415,000, and $530,000, respectively.

16. Stock Purchase, Option Plans and Restricted Stock Grants

Stock Purchase Agreements

The Company periodically enters into stock purchase agreements with certain employees. During 2002, the Company issued 256,200 shares of common stock and received notes in the amount of $1,419,600 due at various dates through April 15, 2010. During 2003, the Company issued 86,010 shares of common stock for the exercise of an employee’s stock options and received a note in the amount of $296,570 due January 5, 2007. During 2004 and 2005, no shares of common stock were issued in receipt of a note. The notes are full recourse notes and are presented in the shareholders’ equity section of the consolidated balance sheets as a reduction in shareholders’ equity.

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

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $408,000 and $110,000 for the years ended December 31, 2004 and 2005, respectively. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant. In February 2005, the consultants became employees of the Company. As a result, of the change, compensation expense on the options is no longer recorded.

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

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding nonvested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration of the nonqualified nonvested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, will become immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

The primary purpose of the acceleration of the nonqualified nonvested stock options is to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statements of operations and comprehensive income, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statements of operations and comprehensive income, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R the compensation expense associated with these accelerated options that would have been recognized in the Company’s statements of operations and comprehensive income commencing with the implementation of SFAS 123R and continuing through 2009 is approximately $2.4 million.

At December 31, 2005, the number of options outstanding were 1,675,000 for Nonqualified Stock Options and 485,896 for Incentive Stock Options. Under the 2004 Option Plan, there were 2,382,812 shares of common stock reserved for future grants as of December 31, 2005.

Transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	2,285,240	$2.71
Exercised	(514,131)	2.57
Forfeited	(60,390)	3.45

Outstanding at December 31, 2003	1,710,719	2.72
Granted	1,745,000	13.00
Exercised	(932,706)	2.39
Forfeited	(27,450)	5.54

Outstanding at December 31, 2004	2,495,563	10.00
Exercised	(334,667)	4.88

Outstanding at December 31, 2005	2,160,896	$10.80

Options exercisable at December 31, 2003	1,211,182	$2.57

Options exercisable at December 31, 2004	430,051	$3.19

Options exercisable at December 31, 2005	1,939,557	$11.71

Exercise prices for options outstanding as of December 31, 2005 ranged from $1.91 to $13.00. The following table provides certain information with respect to stock options outstanding at December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.91 - $2.80	197,706	$2.80	1.6
$3.01	256,200	3.01	4.1
$5.54 - $13.00	1,706,990	12.89	8.5

	2,160,896	$10.80	7.3

The following table provides certain information with respect to stock options exercisable at December 31, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$1.91 - $2.80	—	$2.80
$3.01	232,567	3.01
$5.54 - $13.00	1,706,990	12.89

	1,939,557	$11.71

Nonvested Stock Grant

On November 3, 2005, the Company’s compensation committee approved the issuance of 7,500 shares of nonvested stock to a key employee. The restricted shares vest ratably over a 5-year period.

17. Related Party Transactions

The Company purchased nuclear medical and pharmacological supplies from a company which was majority-owned by certain of the Company’s shareholders until June 2004. Purchases by the Company from this company were approximately $671,000, and $627,000, for the years ended December 31, 2003 and 2004, respectively. In June 2004, the Company’s shareholders sold their majority interest in the nuclear and pharmacological supply company.

The Company leases certain of its treatment centers and other properties from partnerships which are majority-owned by certain of the Company’s shareholders. These related party leases have expiration dates through February 28, 2020 and they provide for annual lease payments ranging from approximately $27,500 to $499,000. The aggregate lease payments the Company made to the entities owned by these related parties were approximately $2,325,000, $2,672,000, and $3,173,000 in 2003, 2004 and 2005, respectively.

In October 1999, the Company entered into a sublease arrangement with a partnership which is owned by certain of the Company’s shareholders to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $569,000, $528,000, and $571,000 during 2003, 2004 and 2005, respectively.

The Company provided funds to an MRI entity, which is owned by certain of the Company’s shareholders. The funds were for start-up costs and monthly charges for the allocated costs of certain staff who perform services on behalf of the MRI entity. The balance due from the MRI entity was approximately $87,000 and $18,000 at December 31, 2003 and 2004, respectively. No further funding was provided in 2005. The Company also provides billing and collection services to the MRI entity. The fees received by the Company for the billing and collection services were approximately $185,000, $258,000, and $194,000 in 2003, 2004 and 2005, respectively.

The Company is a participating provider in an oncology network, which is partially owned by one of the Company’s shareholders. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were $150,000, $419,000, and $384,000 during 2003, 2004 and 2005, respectively.

At December 31, 2003, the Company had uncollateralized notes receivable totaling $662,168 from related parties, with quarterly payments plus interest at prime due November 15, 2008. The notes receivable were prepaid by the related parties in April 2004.

The Company provided medical equipment to radiation treatment centers in Argentina, Costa Rica and Guatemala, which are owned by a family member of one of the Company’s shareholders. The Company discontinued sales to these centers in June 2004. Sales of medical equipment to these radiation centers were approximately $267,000, and $93,000 in 2003 and 2004, respectively. Gain on the sale of the medical equipment was approximately $24,000, and $8,000 in 2003 and 2004, respectively. Balances in accounts receivable were approximately $211,000 at December 31, 2003. All remaining accounts receivable balances were paid in July 2004. In August 2000, the Company financed the purchase of a Nucletron high dose remote after loader by the Costa Rican operation. A $288,000 note, including an effective interest rate of 16.075% was taken in exchange for the equipment. The principal and accrued interest outstanding under the note were approximately $149,000 at December 31, 2003. All remaining balances on the note were paid in July 2004.

The Company contracted with a radiology group, which was partly owned by a shareholder, to provide PET scans to our patients. The shareholders’ interest in the group terminated in May 2004. The Company reimbursed for services, supplies, equipment and personnel provided by the radiology group. Purchases by the Company were approximately $530,000 and $240,000 for the years ended December 31, 2003 and 2004, respectively.

The Company provides funds to certain land partnerships and a general contractor, which are owned by certain of the Company’s shareholders. The funds are for start-up costs and monthly charges for the allocated costs. The balances due from these entities were approximately $6,000, and $140,000 at December 31, 2003, and 2004 respectively. The Company received services from a general contractor, which is owned by certain of the Company’s shareholders for remodeling and real property improvements at its facilities. Payments made by the Company to the general contractor were approximately $771,000, and $258,000 for the years ended December 31, 2003 and 2004, respectively. In June 2004, the Company purchased the assets of the general contractor with the issuance of shares for approximately $3.5 million.

At December 31, 2004, the Company had approximately $310,000 payable to certain land partnerships owned by certain of the Company’s shareholders for construction in process and building improvement costs relating to the construction of a medical facility. These costs were reimbursed to the land partnerships in 2005.

Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The period of coverage runs from October to September. The premium payments made by the Company in 2003, 2004 and 2005 were approximately $1,721,000, $3,375,000, and $4,096,000, respectively.

In Maryland, Massachusetts, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by certain of the Company’s shareholders, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $21,795,000, $26,702,000, and $24,753,000 in 2003, 2004 and 2005 respectively. These amounts have been eliminated in consolidation.

18. Pro Forma Disclosure (Unaudited)

Pro forma taxes: The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. In connection with the closing of the Company’s initial public offering in June, 2004 the S corporation election was terminated and, accordingly, the Company became subject to U.S. federal and state income taxes. Upon termination of the S corporation election, current and deferred income taxes reflecting the tax effects of temporary differences between the Company’s consolidated financial statement and tax basis of certain assets and liabilities became liabilities of the Company. These liabilities are reflected on the consolidated balance sheets with a corresponding expense in the consolidated statements of income and comprehensive income. See note 11 “Income Taxes.” The 2003 and 2004 proforma net income includes pro forma income taxes as if the Company were subject to tax during the respective period using an effective rate of approximately 40%.

Note 19. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein. The pro forma net income represents net income adjusted to assume a 40% effective income tax rate for comparability of quarterly earnings and per share data.

	2004
	First	Second	Third	Fourth
Total Revenues	$42,948,664	$42,133,301	$40,674,138	$45,617,207
Pro forma net income	6,124,969	5,256,902	2,875,631	4,963,439
Earnings per share:
Basic	$0.35	$0.28	$0.13	$0.22
Diluted	$0.33	$0.27	$0.12	$0.22

	2005
	First	Second	Third	Fourth
Total Revenues	$52,419,468	$54,443,727	$56,014,269	$64,372,849
Net income	6,297,217	7,491,788	4,527,149	6,653,144
Earnings per share:
Basic	$0.28	$0.33	$0.20	$0.29
Diluted	$0.27	$0.32	$0.19	$0.28

Note 20. Subsequent Event

In January 2006, the Company acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1,750,000. The center purchased in Alabama will further expand the Company’s presence in its Southeastern Alabama local market. The Company plans to expand the availability of advanced radiation therapy treatment modalities in this service area. The allocation of the purchase price is to tangible assets of $304,000, non-compete agreements of $230,000, amortized over 2 years, and goodwill of $1,216,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Myers, State of Florida, on February 17, 2006.

RADIATION THERAPY SERVICES INC.

By:	/S/ DANIEL E. DOSORETZ, M.D.
Daniel E. Dosoretz, M.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/S/ HOWARD M. SHERIDAN, M.D Howard M. Sheridan, M.D.	Chairman of the Board	February 17, 2006

/S/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2006

/S/ DAVID M. KOENINGER David M. Koeninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2006

/S/ JOSEPH BISCARDI Joseph Biscardi	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2006

/S/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Medical Director, Secretary and Director	February 17, 2006

/S/ MICHAEL J. KATIN, M.D. Michael J. Katin, M.D.	Director	February 17, 2006

/S/ HERBERT F. DORSETT Herbert F. Dorsett	Director	February 17, 2006

/S/ RONALD E. INGE Ronald E. Inge	Director	February 17, 2006

/S/ JAMES C. WEEKS James C. Weeks	Director	February 17, 2006

/S/ LEO DOERR Leo Doerr	Director	February 17, 2006

/S/ SOLOMON AGIN, D.D. Solomon Agin, D.D.	Director	February 17, 2006

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated April 5, 2005 between and among Nevada Radiation Therapy Services, Inc., Radiation Therapy Services, Inc., Associated Radiation Oncologists, Inc., Radiation Oncology Leasing Company, Ltd., Gregory Dean, M.D., Ritchie Stevens, M.D., Beau James Toy, M.D. and Judy Jackson, M.D.	10-Q	000-50802	2.1	5/16/05

2.2	Asset Purchase Agreement dated June 1, 2005 between and among Dolphin Medical of Scottsdale LLC, The Oncology Center at Riverside, LLC, Greenbelt Cancer Center LLC, The Valley Cancer Center of Holyoke, LLC, Arizona Radiation Therapy Management Services, Inc., Maryland Radiation Therapy Management Services, Inc. and New England Radiation Therapy Management Services, Inc.	10-Q	000-50802	2.1	8/5/05

3.1	Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.3	6/15/04

3.2	Amended and Restated Bylaws of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.4	6/15/04

4.1	Form of Radiation Therapy Services, Inc. common stock certificate	S-1/A	333-114603	4.1	5/21/04

4.2	Fourth Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, Wachovia Bank, National Association, as Syndication Agent, the other lenders party thereto, Banc of America Securities, LLC and Wachovia Securities, Inc. as joint lead arrangers and Joint Book Managers, dated as of December 16, 2005	8-K	000-50802	10.1	12/21/05

10.1	Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and Katin, Dosoretz Radiation Therapy Associates, P.A. for premises in Ft. Myers, Florida. Effective July 31, 1997, Katin, Dosoretz Radiation Therapy Associates, P.A. changed its name to 21st Century Oncology, Inc.	S-1	333-114603	10.1	4/19/04

10.2	Lease Agreement dated May 1, 1999 between Colonial Radiation Associates and Radiation Therapy Services, Inc. for premises in Ft. Myers, Florida	S-1	333-114603	10.2	4/19/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.3	Lease dated December 3, 1999 between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc. for premises in Henderson, Nevada	S-1	333-114603	10.3	4/19/04

10.4	Lease dated December 31, 1999 between Tamarac Radiation Associates and 21st Century Oncology, Inc. for premises in Tamarac, Florida	S-1	333-114603	10.4	4/19/04

10.5	Lease dated January 1, 2001 between Bonita Radiation Associates and 21st Century Oncology, Inc. for premises in Bonita Springs, Florida	S-1	333-114603	10.5	4/19/04

10.6	Lease dated October 25, 2000 between North Naples Extension and 21st Century Oncology, Inc. for premises in Naples, Florida	S-1	333-114603	10.6	4/19/04

10.7	Lease Agreement dated May 21, 2001 between Fort Walton Radiation Associates, LLP and 21st Century Oncology, Inc. for premises in Fort Walton Beach, Florida	S-1	333-114603	10.7	4/19/04

10.8	Lease Agreement dated November 13, 2000 between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC for premises in Palm Beach County, Florida	S-1	333-114603	10.8	4/19/04

10.9	Lease dated May 1, 2002 between Bradenton Radiation Associates and 21st Century Oncology, Inc. for premises in Bradenton, Florida	S-1	333-114603	10.9	4/19/04

10.10	Lease Agreement dated October 1, 2002 between 21st Century Oncology, Inc. and Plantation Radiation Associates for premises in Plantation, Florida	S-1	333-114603	10.10	4/19/04

10.11	Lease Agreement dated January 21, 2003 between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated for premises in Yonkers, New York	S-1	333-114603	10.11	4/19/04

10.12	Lease dated February 1, 2003 between Lehigh Radiation Associates and 21st Century Oncology, Inc. for premises in Lehigh Acres, Florida	S-1	333-114603	10.12	4/19/04

10.13	Lease dated November 19, 2003 between Destin Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Santa Rosa Beach, Florida	S-1	333-114603	10.13	4/19/04

10.14	Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C.	S-1/A	333-114603	10.14	5/21/04

10.15	Lease dated June 1, 2005 between Arizona Radiation Enterprises, LLC and Arizona Radiation Therapy Management Services, Inc.	10-Q	000-50802	10.2	8/5/05

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.16	Administrative Services Agreement dated January 1, 1999 between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A.; Addendum dated January 1, 2000 for Yonkers; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1/A	333-114603	10.15	5/21/04

10.17	Addendum dated January 1, 2005.	10-K	000-50802	10.16	2/18/05

10.18	Addendum dated January 1, 2006.					X

10.19	Administrative Services Agreement dated January 1, 2002 between North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A.; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.16	4/19/04

10.20	Addendum dated January 1, 2005.	10-K	000-50802	10.18	2/18/05

10.21	Addendum dated January 1, 2006.					X

10.22	Administrative Services Agreement dated January 9, 1998 between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp.; Addendum dated January 1, 1999; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.17	4/19/04

10.23	Addendum dated January 1, 2005.	10-K	000-50802	10.20	2/18/05

10.24	Addendum dated January 1, 2006					X

10.25	Administrative Services Agreement dated October 31, 1998 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.18	4/19/04

	Addendum dated January 1, 2005.	10-Q	000-50802	10.22	2/18/05

10.26	Amendment to Administrative Services Agreement effective April 1, 2005 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.	10-Q	000-50802	10.1	8/5/05

10.27	Addendum dated January 1, 2006.					X

10.28	Independent Contractor Agreement between Katin Radiation Therapy, P.A. and Ambergers, LLC dated October 18, 2005	10-Q	000-50802	10.2	11/7/05

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.29	Administrative Services Agreement between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation dated August 1, 2003 Addendum dated January 1, 2004; Addendum dated January 1, 2005.	10.K	000-50802	10.23	2/18/05

10.30	Addendum dated January 1, 2006.					X

10.31	Administrative Services Agreement between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services PC	10-Q	000-50802	10.3	8/5/05

10.32	Addendum dated January 1, 2006.					X

10.33 +	Second Amended and Restated 1997 Stock Option Plan	S-1	333-114603	10.19	4/19/04

10.34 +	Radiation Therapy Services, Inc. 2004 Stock Incentive Plan	S-1/A	333-114603	10.20	6/2/04

10.35 +	Performance Based Bonus Plan as of April 2004	S-1/A	333-114603	10.21	5/21/04

10.36 +	Executive Employment Agreement of Daniel E. Dosoretz, M.D.	S-1/A	333-114603	10.22	5/21/04

10.37 +	Physician Employment Agreement between Daniel E. Dosoretz, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.23	5/21/04

10.38 +	Physician Employment Agreement between Michael J. Katin, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.25	6/2/04

10.39+	Executive Employment Agreement of James H. Rubenstein, M.D.	S-1/A	333-114603	10.26	5/21/04

10.40 +	Physician Employment Agreement between James H. Rubenstein, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.27	5/21/04

10.41 +	Executive Employment Agreement of David M. Koeninger	S-1/A	333-114603	10.28	5/21/04

10.42 +	Executive Employment Agreement of Joseph Biscardi	S-1/A	333-114603	10.29	5/21/04

10.43	Form of Transition Agreement and Stock Pledge	S-1	333-114603	10.30	4/19/04

10.44	Fourth Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, Wachovia Bank, National Association, as Syndication Agent, the other lenders party thereto, Banc of America Securities, LLC and Wachovia Securities, Inc. as joint lead arrangers and Joint Book Managers, dated as of December 16, 2005 (contained in Exhibit 4.2)	8-K	000-50802	10.1	12/21/05

10.45	Insurance Policy issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc.	S-1/A	333-114603	10.42	5/21/04

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
10.46	Asset Purchase Agreement dated April 15, 2004 for acquisition of Devoto Construction, Inc.	S-1	333-114603	10.43	4/19/04

10.47	S Corporation Tax Allocation and Indemnification Agreements	S-1/A	333-114603	10.44	6/2/04

10.48 +	Employment Agreement of Howard M. Sheridan, M.D.	S-1/A	333-114603	10.49	5/21/04

10.49 +	Form of Indemnification Agreement (Directors and/or Officers)	S-1/A	333-114603	10.50	5/21/04

10.50	Management Services Agreement dated May 1, 2001 between Riverhill MRI Specialists, P.C. d/b/a Rivermed Imaging and Financial Services of Southwest Florida, Inc.	S-1/A	333-114603	10.53	6/2/04

10.51	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated June 1, 2002 between Radiation Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 1 dated September 2003	S-1/A	333-114603	10.54	6/2/04

10.52	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated October 1, 2001 between Radiology Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 2 dated September 2003	S-1	333-114603	10.55	6/2/04

10.53	Development Agreement between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc. dated effective as of December 16, 2004.	10-K	000-50802	10.46	2/18/05

10.54	Purchasing Agreement between Palm Springs Radiation Enterprises, LLC and DeVoto Construction of Southwest Florida, Inc. dated effective as of December 16, 2004.	10-K	000-50802	10.47	2/18/05

10.55	Lease dated January 30, 2003 between Crestview Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Crestview, Florida lease effective February 20, 2004.	10-K	000-50802	10.48	2/18/05

10.56	Physician Sharing Agreement between 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. effective August 1, 2003	10-K	000-50802	10.49	2/18/05

10.57	Personal and Services Agreement between Imaging Initiatives, Inc and 21st Century Oncology, Inc. effective December 1, 2004	10-K	000-50802	10.50	2/18/05

10.58	Purchase Agreements for Stereotactic Radiosurgery Systems					X

10.59	Lease dated October 2005 between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc.					X

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date
21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Denotes management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.