Form 10-Q
period 2006-03-31
RADIATION THERAPY SERVICES INC
filed 2006-05-05
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).    Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2006, we had outstanding 23,181,778 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2006	2005
Net patient service revenue	$71,217	$50,105
Other revenue	2,724	2,315

Total revenues	73,941	52,420

Salaries and benefits	35,943	25,668
Medical supplies	2,186	1,459
Facility rent expenses	2,254	1,542
Other operating expenses	3,011	2,082
General and administrative expenses	7,211	5,879
Depreciation and amortization	3,710	2,105
Provision for doubtful accounts	2,522	1,552
Interest expense, net	2,165	922
Impairment loss	—	1,226

Total expenses	59,002	42,435

Income before minority interests	14,939	9,985
Minority interests in net (earnings) losses of consolidated entities	(515)	162

Income before income taxes	14,424	10,147
Income tax expense	5,568	3,850

Net income	8,856	6,297
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreements	114	(9)

Comprehensive income	$8,970	$6,288

Net income per common share outstanding—basic	$0.39	$0.28

Net income per common share outstanding—diluted	$0.37	$0.27

Weighted average shares outstanding:
Basic	22,960	22,602

Diluted	23,668	23,366

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,425	$8,980
Marketable securities, at market	5,450	5,450
Accounts receivable, net	49,834	40,301
Income taxes receivable	—	2,560
Prepaid expenses	3,448	3,153
Current portion of lease receivable	605	647
Inventories	1,337	1,280
Deferred income taxes	2,635	2,144
Other	812	1,200

Total current assets	82,546	65,715
Lease receivable, less current portion	451	581
Equity investments in joint ventures	821	803
Property and equipment, net	121,682	113,397
Goodwill	67,803	66,537
Intangible assets, net	6,612	6,774
Other assets	11,445	9,538

Total assets	$291,360	$263,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,891	$5,676
Accrued expenses	13,627	11,434
Income taxes currently payable	1,126	—
Current portion of long-term debt	7,938	6,506

Total current liabilities	29,582	23,616
Long-term debt, less current portion	123,479	116,957
Other long-term liabilities	2,356	2,284
Deferred income taxes	19,427	18,489
Minority interest in consolidated entities	7,069	6,616

Total liabilities	181,913	167,962
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,146 and 22,831 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	77,560	72,730
Unearned compensation on nonvested stock	—	(241)
Retained earnings	32,216	23,360
Notes receivable from shareholders	(458)	(481)
Accumulated other comprehensive income, net of tax	127	13

Total shareholders’ equity	109,447	95,383

Total liabilities and shareholders’ equity	$291,360	$263,345

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$8,856	$6,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,318	1,970
Amortization	392	135
Deferred rent expense	74	33
Deferred income tax provision	368	(340)
Stock based compensation	14	211
Tax benefit from stock option exercise	(1,339)	—
Impairment loss	—	1,226
Provision for doubtful accounts	2,522	1,552
Loss on the sale of property and equipment	—	69
Minority interest in net earnings (losses) of consolidated entities	515	(162)
Write off of loan costs	—	355
Equity interest in net (income) loss of joint ventures	(18)	359
Changes in operating assets and liabilities:
Accounts receivable, gross	(12,055)	(4,282)
Inventories	(57)	(44)
Prepaid expenses	(91)	349
Accounts payable	1,215	(419)
Accrued expenses	2,180	638
Income taxes currently payable	5,025	3,330

Net cash provided by operating activities	10,919	11,277
Cash flows from investing activities
Purchases of property and equipment	(5,397)	(3,256)
Acquisition of radiation centers	(1,800)	—
Purchases of marketable securities, net	—	(1,150)
Repayments from employees	26	206
Distribution received from joint venture	—	185
Change in lease receivable	172	158
Change in other assets	477	36

Net cash used in investing activities	(6,522)	(3,821)
Cash flows from financing activities
Proceeds from issuance of debt	1,800	—
Principal repayments of debt	(1,710)	(690)
Proceeds from exercise of stock options	3,718	623
Tax benefit from stock option exercise	1,339	—
Payments of notes receivable from shareholders	23	948
Minority interest in partnership distribution	(62)	—
Payments of loan costs	(60)	(586)

Net cash provided by financing activities	5,048	295

Net increase in cash and cash equivalents	9,445	7,751
Cash and cash equivalents, beginning of period	8,980	5,019

Cash and cash equivalents, end of period	$18,425	$12,770

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$7,863	$1,352

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications had no impact on net income as previously reported.

The cost of revenues for the three months ended March 31, 2006 and 2005 are approximately $40.1 million and $28.1 million, respectively.

3. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for the Company’s 2004 Stock Incentive Plan (2004 Option Plan). The Company previously accounted for the 2004 Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148).

Under the previous standards, no compensation expense was recorded in the statement of income and comprehensive income for options issued under the Company’s 2004 Option Plan. The pro forma effects on net income and earnings per share for stock options as calculated under SFAS 123 were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the statement of income and comprehensive income for non-vested stock grants under the intrinsic method. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of income and comprehensive income over the requisite service period.

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding non-vested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration of the nonqualified non-vested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, have become immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

The primary purpose of the acceleration of the nonqualified non-vested stock options was to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of income and comprehensive income, upon adoption of SFAS No. 123R. SFAS No. 123R is now effective for the Company and requires that compensation expense associated with stock options be recognized in the statement of income and comprehensive income, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R, the compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement commencing with the implementation of SFAS 123R and continuing through 2009 would have been approximately $2.4 million. Because of the accelerated vesting, the adoption of SFAS No. 123R had no impact on net income. The adoption of SFAS No. 123R increased cash flows from financing activities and decreased cash flow from operating activities by approximately $1.3 million.

Certain stock options granted prior to the Company’s initial public offering were valued under SFAS 123 using the minimum value method in the pro-forma disclosures. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options granted that were valued using the minimum value method must be transitioned to SFAS 123R using the the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for the Company was APB 25. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.

The Company adopted SFAS 123R using the modified prospective transition method for all other stock based compensation awards. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost of all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes valuation model for valuing all stock options. Compensation for non-vested stock grants is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of the Company’s share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

Three months ended March 31, 2005
Net income as reported	$6,297
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects	—
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(618)

Pro forma net income	$5,679

Net income per share:
Basic—as reported	$0.28

Basic—pro forma	$0.25

Diluted—as reported	$0.27

Diluted—pro forma	$0.25

Pro forma weighted average common shares outstanding—basic	22,602

Pro forma weighted average common and common equivalent shares outstanding—diluted	23,063

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was approximately $3.7 million and $0.6 million, respectively. The tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2006 was approximately $1.3 million. There was no significant tax benefit for tax deductions from option exercises for the three months ended March 31, 2005. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

4. Stock Option Plan and Non-vested Stock Grants

Stock Option Plan

In August 1997, the Board of Directors approved and adopted the 1997 Stock Option Plan (the 1997 Plan). The 1997 Plan, as amended in July 1998, authorizes the issuance of options to purchase up to 3,660,000 shares of the Company’s common stock. Under the 1997 Plan, options to purchase common stock may be granted until August 2007. The Company believes that such awards better align the interest of its key employees with those of its shareholders. Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over five years and expire ten years after the date of grant. The 1997 Plan provides for acceleration of exercisability of the options upon the occurrence of certain events relating to a change of control, merger, sale of assets or liquidation of the Company. The 1997 Plan permits the issuance of either Incentive Stock Options or Nonqualified Stock Options.

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

Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over three to ten years and expire ten years after the date of grant.

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $408,000 and $110,000 for the years ended December 31, 2004 and 2005, respectively. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant. In February 2005, the consultants became employees of the Company. As a result of the change, compensation expense on the options is no longer recorded.

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

At March 31, 2006, the number of options outstanding were 1,395,500 for Nonqualified Stock Options and 455,701 for Incentive Stock Options. Under the 2004 Option Plan, there were 3,377,917 shares of common stock reserved for future grants as of March 31, 2006.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,160,896	$10.80
Granted	—	—
Exercised	(309,695)	12.01
Forfeited	—	—

Outstanding at March 31, 2006	1,851,201	10.60	$27,609

Options exercisable at March 31, 2006	1,683,690	$11.37	$23,805

No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $4.4 million and $3.2 million, respectively.

For future option grants the Company elected to use the Black-Scholes model to estimate the fair value. Future stock option grants will use the expected volatilities based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the output of the option pricing model and represents the period of time the options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Exercise prices for options outstanding as of March 31, 2006 ranged from $2.80 to $13.00.

The following table provides certain information with respect to stock options outstanding at March 31, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$2.80	167,511	$2.80	2.8
$3.01	256,200	3.01	3.8
$7.33 - $13.00	1,427,490	12.87	8.2

	1,851,201	$10.60	7.1

The following table provides certain information with respect to stock options exercisable at March 31, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$3.01	256,200	3.01	3.8
$7.33 - $13.00	1,427,490	12.87	8.2

	1,683,690	$11.37

Non-vested Stock Grant

On November 3, 2005, the Company’s compensation committee approved the issuance of 7,500 shares of non-vested stock to a key employee. On March 2, 2006, the Company’s compensation committee approved the issuance of 4,895 shares of non-vested stock to an officer of the Company. The restricted shares vest ratably over a 5-year period. The fair value of the non-vested stock grants is measured on the grant date and recognized in earnings over the requisite service period.

The following table summarizes non-vested stock activity from December 31, 2005 through March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2005	7,500	$33.34
Shares granted	4,895	28.49
Shares vested	—	—
Shares forfeited	—	—

Non-vested balance at March 31, 2006	12,395	$31.42

As of March 31, 2006, there was approximately $366,000 of total unrecognized compensation cost related to non-vested stock grants under the Plan. That cost is expected to be recognized over a weighted-average period of 4.7 years. Pursuant to SFAS 123R, the approximate $241,000 of deferred stock compensation recorded as a reduction to stockholder’s equity at December 31, 2005 is no longer reported as a separate component of stockholders’ equity and has been reclassified to additional paid-in capital.

5. EARNINGS PER SHARE

Diluted earnings per common and common equivalent share have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the respective periods. The weighted average common and common equivalent shares outstanding have been adjusted to include non-vested stock and the number of shares that would have been outstanding if “in the money” stock options had been exercised, at the average market price for the period, with the proceeds being used to buy back shares (i.e., the treasury stock method). Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The following is a reconciliation of the denominator of basic and diluted earnings per share (EPS) computations shown on the face of the accompanying consolidated financial statements:

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding—basic	22,960	22,602
Effect of dilutive securities	708	764

Weighted average common and common equivalent shares outstanding—diluted	23,668	23,366

6. IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

7. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is composed of unrealized gain (loss) on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain (loss) was an increase of $114,000 to shareholders’ equity for the three months ended March 31, 2006 and a decrease of $9,000 to shareholders’ equity for the three months ended March 31, 2005.

8. ACQUISITIONS

In January 2006, the Company acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1,800,000. The center purchased in Alabama will further expand the Company’s presence in its Southeastern Alabama local market. The Company plans to expand the availability of advanced radiation therapy treatment modalities in this service area. The allocation of the purchase price is to tangible assets of $304,000, non-compete agreements of $230,000, amortized over 2 years, and goodwill of $1,266,000.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition.

9. LEGAL PROCEEDINGS

As previously disclosed, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). The complaint alleges breach of fiduciary duties and states that this action is brought for the benefit of Radiation Therapy Services, Inc. against the members of its Board of Directors. The complaint contains allegations substantially the same as those raised in the purported class action lawsuit filed by the Kissel Family Trust in September 2004 in the United States District Court, Middle District of Florida that was voluntarily dismissed without prejudice. The complaint alleges breach of fiduciary duties of loyalty and good faith as a result of entering into related party transactions and agreements and seeks to recover unspecified damages in favor of the Company, appropriate equitable relief and an award to plaintiff of the costs and disbursements of the action including reasonable attorney’s fees. Based on its review of the complaint, the Company believes that the derivative lawsuit is without merit and has moved for dismissal of the complaint. The court has not yet ruled on the Company’s motion to dismiss the complaint. The Company is obligated to provide indemnification to its officers and directors in this matter to the fullest extent permitted by law. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

10. SUBSEQUENT EVENT

In April 2006, the Company entered into a lease line of credit with a financial institution for the purpose of leasing medical equipment in the total commitment amount of $10.0 million.

In May 2006, the Company acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11,800,000. The consideration given for the acquisition included approximately $11,000,000 in cash, and $800,000 in assumed capital lease obligation. The center purchased in California will further expand the Company’s presence into a second local market in the Los Angeles area.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q, and the Management’s Discussion and Analysis of the financial condition and results of operations included in our 2005 Annual Report on Form 10-K filed with the SEC on February 17, 2006. This section of the 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors” herein and in our 2005 Annual Report on Form 10-K filed with the SEC on February 17, 2006. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of March 31, 2006 we provided radiation therapy services in 69 treatment centers. Our treatment centers are clustered into 22 local markets in 14 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island, and West Virginia. Of these 69 treatment centers, 22 treatment centers were internally developed, 35 were acquired and 12 involve hospital-based treatment centers. We have recently expanded our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies to improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we implemented a pilot image-guided radiation therapy program using kV x-rays in one of our centers in 2005 and with expanded reimbursement for the technology available January 1, 2006, we are accelerating the implementation of this new technology across our local markets.

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

For the three months ended March 31, 2006, our total revenues grew by 41.1% while our net income grew by 40.6% for the same period of the prior year. For the three months ended March 31, 2006, we had total revenues of $73.9 million and net income of $8.9 million.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,		Three Months
	2004	2005	March 31, 2006
Treatment centers at beginning of period	51	56	68
Internally developed	3	2	—
Internally (consolidated)	—	(2)	—
Acquired	3	10	1
Hospital-based	(1)	2	—

Treatment centers at period end	56	68	69

Local markets at period end	19	22	22

During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended March 31,
	2006	2005	% Change
Number of treatment days	64	64
Total treatments – freestanding centers	95,396	76,711	24.4%
Treatments per day – freestanding centers	1,491	1,199	24.4%
Percentage change in revenue per treatment – freestanding centers – same practice basis	15.2%	11.0%
Percentage change in treatments per day – freestanding centers – same practice basis	6.2%	1.5%
Local markets at period end	22	19	15.8%
Treatment centers - freestanding	57	45	26.7%
Treatment centers - hospital	12	10	20.0%

	69	55	25.5%

Days sales outstanding for the quarter	56	48

Percentage change in total revenues – same practice basis	19.9%	16.6%

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

For the three months ended March 31, 2006, net patient service revenue comprised 96.3% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fee of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 35 of our radiation treatment centers we employ the physicians, and in 34 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the three months ended March 31, 2006, 28.7% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the three months ended March 31, 2006, other revenue comprised approximately 3.7% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played and will continue to play a role in that process both directly and through the radiation oncology professional societies. Effective January 1, 2006, Medicare began reimbursing freestanding facilities for kV x-rays used in delivering image-guided radiation therapy.

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

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $0.7 million. We will operate the facility as part of our Western Maryland local market. Under the terms of the agreement, we will partner with a university hospital system and manage the facility. We have implemented an intensity modulated radiation therapy (IMRT) program and other advanced technologies at the facility.

In May 2005, we acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $25.9 million, plus a three-year contingent earn-out. We expanded the availability of advanced radiation therapy treatment modalities in the service area. This acquisition expanded our presence in Nevada where we operated four centers before the acquisition.

In June 2005, we acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.2 million. This acquisition provided our first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand our presence in our Western Maryland local market. We have expanded the availability of advanced radiation therapy treatment modalities in certain of the service areas.

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

In November 2005, we opened for business our Palm Springs, California treatment center and began treating patients at the facility. The center was our 68th treatment center in operation and our entrance into our 22nd local market.

In December 2005, the Company acquired the assets of a urology practice with four office locations in southwest Florida for approximately $348,000. The urology practice provides additional service and treatment protocols to our patients with prostate cancer and other urological diseases.

In January 2006, we acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1.8 million. The center purchased in Alabama will further expand our presence in its Southeastern Alabama local market. We plan to expand the availability of advanced radiation therapy treatment modalities in this service area.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In May 2006, we acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11,800,000. The center purchased in California will further expand our presence into a second local market in the Los Angeles area.

In October 2005, we announced that we will install seven stereotactic radiosurgery systems with image guided radiation therapy (IGRT) capabilities at treatment centers in four of our Southwest Florida local markets and our Las Vegas, Nevada local market. The installation of the systems will be completed as a pilot program, giving us the opportunity to utilize new technologies and develop protocols for future technology integration. The aggregate cost of the systems is $16.1 million and was funded by our cash from operations and our lease and revolving lines of credit.

The stereotactic systems allow us to treat extra-cranial cancers to a higher dose with target localization and image verification. All of the systems include image guided radiation therapy (IGRT) capabilities using both cone-beam computed tomography (CT) and high-quality kV X-ray imaging.

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

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue based upon the patients primary insurance by category of payor in our last fiscal year and the three months ended March 31, 2005 and 2006.

	Year Ended December 31,	Three Months Ended March 31,
	2005	2005	2006
Payor
Medicare and Medicaid	50.4%	54.7%	53.4%
Commercial	47.3	43.6	44.6
Self pay	2.3	1.7	2.0

Total net patient service revenue	100.0%	100.0%	100.0%

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

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2003, the CF increased by 1.6%; in 2004, it increased by 1.5%; and in 2005, the rate increased an additional 1.5% and in 2006 the CF remained unchanged at the 2005 level. The net result of changes to the CF and RVUs of the changes over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

On February 15, 2006, CMS hosted a Town Hall meeting in Washington to explain its current thinking on modifications to its practice expense methodology for establishing practice expense values for services paid under the Medicare physician fee schedule. CMS is considering modifying the methodology and requested participants at the town hall meeting to provide input on the methodology. Any proposed changes in methodology will be reflected in the preliminary 2007 Medicare physician fee schedule expected to be available in August of 2006.

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

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payors, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self pay portion of our business is less than it would be in other circumstances.

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

During the three months ended March 31, 2006 and 2005, approximately 53.4% and 54.7%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) for the Company’s 2004 Stock Incentive Plan (2004 Option Plan). The Company previously accounted for the 2004 Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure” (SFAS 148).

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding non-vested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration of the nonqualified non-vested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, have become immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

The primary purpose of the acceleration of the nonqualified non-vested stock options was to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of income and comprehensive income, upon adoption of SFAS No. 123R. SFAS No. 123R is now effective for the Company and requires that compensation expense associated with stock options be recognized in the statement of income and comprehensive income, rather than as a footnote disclosure in the Company’s consolidated financial statements. Under SFAS No. 123R, the compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement commencing with the implementation of SFAS 123R and continuing through 2009 would have been approximately $2.4 million. Because of the accelerated vesting, the adoption of SFAS No. 123R had no impact on net income. The adoption of SFAS No. 123R increased cash flows from financing activities and decreased cash flow from operating activities by approximately $1.3 million.

Certain stock options granted prior to the Company’s initial public offering were valued under SFAS 123 using the minimum value method in the pro-forma disclosures. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options granted that were valued using the minimum value method must be transitioned to SFAS 123R using the the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for the Company was APB 25. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.

The Company adopted SFAS 123R using the modified prospective transition method for all other stock based compensation awards. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost of all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Income Taxes. We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three months ended March 31,
	2006	2005
Revenues:
Net patient service revenue	96.3%	95.6%
Other revenue	3.7	4.4

Total revenues	100.0%	100.0%
Expenses:
Salaries and benefits	48.6	49.0
Medical supplies	3.0	2.8
Facility rent expenses	3.0	2.9
Other operating expenses	4.1	4.0
General and administrative expenses	9.8	11.2
Depreciation and amortization	5.0	4.0
Provision for doubtful accounts	3.4	3.0
Interest expense, net	2.9	1.8
Impairment loss	0.0	2.3

Total expenses	79.8	81.0

Income before minority interests	20.2	19.0
Minority interests in net (earnings) losses of consolidated entities	(0.7)	0.3

Income before income taxes	19.5	19.3
Income tax expense	7.5	7.3

Net income	12.0%	12.0%

Comparison of the Three Months Ended March 31, 2006 and 2005

Total revenues. Total revenues increased by $21.5 million, or 41.1%, from $52.4 million for the three months ended March 31, 2005 to $73.9 million for the three months ended March 31, 2006. Approximately $11.8 million of this increase resulted from our expansion into new local markets during 2005 through the acquisition of 11 new treatment centers and the opening of 2 new de novo centers. We acquired one treatment center in Martinsburg, West Virginia in April 2005, five new treatment centers in Clark County in June 2005, Nevada in May 2005, four new treatment centers in Arizona, Massachusetts and Western Maryland and acquired one treatment center in Southeastern Alabama in January 2006. We opened a de novo center in South County, Rhode Island in September 2005 and another de novo center in Palm Springs, California in November 2005. Approximately $9.7 million of this increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $10.3 million, or 40.0%, from $25.7 million for the three months ended March 31, 2005 to $35.9 million for the three months ended March 31, 2006. Salaries and benefits as a percentage of total revenues decreased from 49.0% for the three months ended March 31, 2005 to 48.6% for the three months ended March 31, 2006. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 contributed to a $6.4 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $3.9 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.7 million, or 49.8%, from $1.5 million for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006. Medical supplies as a percentage of total revenues increased from 2.8% for the three months ended March 31, 2005 to 3.0% for the three months ended March 31, 2006. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.8 million, or 46.2%, from $1.5 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006. Facility rent expenses as a percentage of total revenues increased from 2.9% for the three months ended March 31, 2005 to 3.0% for the three months ended March 31, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.7 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland, Las Vegas, Nevada and Southeastern Alabama.

Other operating expenses. Other operating expenses increased by $0.9 million or 44.6%, from $2.1 million for the three months ended March 31, 2005 to $3.0 million for the three months ended March 31, 2006. Other operating expenses as a percentage of total revenues increased from 4.0% for the three months ended March 31, 2005 to 4.1% for the three months ended March 31, 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase of $0.9 million was primarily related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland, Las Vegas, Nevada and Southeastern Alabama.

General and administrative expenses. General and administrative expenses increased by $1.3 million or 22.7%, from $5.9 million for the three months ended March 31, 2005 to $7.2 million for the three months ended March 31, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.2% for the three months ended March 31, 2005 to 9.8% for the three months ended March 31, 2006. The increase of $1.3 million in general and administrative expenses was due to an increase of approximately $0.9 million relating to the growth in the number of our local markets, and approximately $0.8 million in our existing local markets offset by a decrease of $0.4 million due to the write-off of deferred financing costs in March 2005.

Depreciation and amortization. Depreciation and amortization increased by $1.6 million, or 76.2%, from $2.1 million for the three months ended March 31, 2005 to $3.7 million for the three months ended March 31, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.0% for the three months ended March 31, 2005 to 5.0% for the three months ended March 31, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.5 million. Approximately $1.0 million of the increase was attributable to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland, Las Vegas, Nevada and Southeastern Alabama. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.9 million, or 62.5%, from $1.6 million for the three months ended March 31, 2005 to $2.5 million for the three months ended March 31, 2006. Provision for doubtful accounts as a percentage of total revenues increased from 3.0% for the three months ended March 31, 2005 to 3.4% for the three months ended March 31, 2006. Approximately $0.4 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Western Maryland, Las Vegas, Nevada and Southeastern Alabama and the balance within our remaining existing local markets as result of the growth in our accounts receivable due to services of advanced new technology procedures.

Interest expense, net. Interest expense, net increased by $1.3 million, or 134.8%, from $0.9 million for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006. Interest expense as a percentage of total revenues increased from 1.8% in 2005 to 2.9% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our fourth amended and restated senior credit facility for our expansion into new markets during 2005 and borrowings under capital lease financing arrangements of approximately $22.6 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $2.6 million, or 40.6%, from $6.3 million in net income for the three months ended March 31, 2005 to $8.9 million for the three months ended March 31, 2006. Net income represents 12.0% of total revenues for the three months ended March 31, 2005 and 2006.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers may be funded directly by third parties or by members of the board of directors and executive management and then leased by us or funded and owned by us. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006. During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $46.8 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the three-month periods ended March 31, 2006 and 2005, were $10.9 million, and $11.3 million, respectively.

Net cash provided by operating activities decreased by $0.4 million from $11.3 for the three month period ended March 31, 2005 to $10.9 million for the three month period ended March 31, 2006. Net cash provided by operating activities was affected by income tax payments made in 2006 of approximately $0.2 million, as compared to tax payments of approximately $0.9 million made in 2005, offset by an increase in our net income. Accounts receivable, net increased by $9.5 million from the prior year due primarily to our expansion into new local markets in California, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing local markets in Florida, Maryland, Nevada and Southeastern Alabama.

Cash Flows From Investing Activities

Net cash used in investing activities for the three-month periods ended March 31, 2006 and 2005, were $6.5 million, and $3.8 million, respectively.

Net cash used in investing activities increased by $2.7 million from $3.8 million for the three month period ended March 31, 2005 to $6.5 million for the three month period ended March 31, 2006. Net cash used in investing activities was impacted by approximately $1.8 million from the acquisitions of radiation center assets during 2006. Approximately $5.4 million in additional purchases of property and equipment related to new equipment and equipment upgrades.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2006 and 2005, were $5.0 million, and $0.3 million, respectively.

The increase in cash provided by financing activities was primarily attributable to the borrowing of approximately $1.8 for the acquisition of the treatment center in Southeastern Alabama. Repayments of debt of approximately $1.7 million in 2006 primarily for capital lease obligations impacted cash flow from financing activities during 2006. The receipt of $3.7 million from the exercise of stock options and the tax benefit of $1.3 million from stock option exercise also impacted cash flow from financing activities during 2006. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005.

Credit Facility and Available lease lines

On December 16, 2005, we entered into a fourth amended and restated senior secured credit facility principally to provide for a $100 million Term B loan. Our fourth amended and restated senior secured credit facility provides, subject to our compliance with covenants and customary conditions, for $290 million in borrowings consisting of: (i) a $100 million Term B loan, (ii) a $50 million accordion feature, which allows us to increase the aggregate principal amount of the Term B loan to $150 million, and (iii) a $140 million revolver. We used the proceeds of the $100 million Term B loan to pay off our pre-existing Term A loan as well as the borrowings drawn on our $140 million revolver.

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

Our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points.

As of March 31, 2006, we had $131.4 million of outstanding debt, $7.9 million of which was classified as current. Of the $131.4 million of outstanding debt, $101.6 million was outstanding to lenders under our senior secured credit facility, and $29.8 million was outstanding under capital leases and other miscellaneous indebtedness. As of March 31, 2006, of the outstanding borrowings under our senior secured credit facility, $1.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of March 31, 2006.

We currently maintain a lease line of credit with a financial institution for the purpose of leasing medical equipment in the total commitment amount of $10 million. As of March 31, 2006 we had $3.4 million available under the lease line of credit. In April 2006 we entered into an additional lease line of credit with a second financial institution for the purpose of leasing medical equipment in the total commitment amount of $10.0 million.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of March 31, 2006 we had $24.2 million available under the lease line of credit.

We believe available borrowings under our current credit facility and lease lines, together with our cash flows from operations, will be sufficient to fund our currently anticipated requirements for at least the next twelve months. After such time period or in the event our requirements increase, to the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our current credit facility.

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

As of March 31, 2006, we have interest rate exposure on $81.6 million of our senior secured credit facility. Our debt obligations subject to floating rates at March 31, 2006 include $81.6 million of variable rate debt at an approximate average interest rate of 6.6% as of March 31, 2006. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million on a calendar year basis.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of our 2005 Annual Report on Form 10-K filed with the SEC on February 17, 2006 in evaluating us and our business before making an investment decision. The specific risk facto set forth below was included in our Form 10-K risk factors and has been updated to provide information as of March 31, 2006. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of March 31, 2006, we had outstanding debt of $131.4 million. Approximately $187.9 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $123.5 million as of December 31, 2005. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s 2006 annual meeting of shareholders was held on May 5, 2006 in Fort Myers, Florida, at which the following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of three Class II directors for a term expiring in 2009 were as follows:

	For	Withheld
James H. Rubenstein, M.D.	20,650,539	1,024,028
Herbert F. Dorsett	21,296,091	378,476
Leo R. Doerr	21,296,141	378,426

(b) Votes to ratify the appointment of Ernst & Young LLP as independent accountants:

For	20,574,016
Against	1,083,742
Abstained	16,809

The continuing Class I directors for a term expiring in 2008 are Michael J. Katin, M.D., Ronald E. Inge and James Charles Weeks and the results from matters submitted to a vote of the shareholders arising at the Company’s previous 2005 annual meeting of shareholders held on May 6, 2005 were as follows:

(a) Votes regarding the election of three Class I directors for a term expiring in 2008 were as follows:

	For	Withheld
Michael J. Katin, M.D.	18,332,563	1,719,919
Ronald E. Inge	18,557,176	1,495,306
James Charles Weeks	18,557,976	1,494,506

(b) Votes to ratify the appointment of Ernst & Young LLP as independent accountants:

For	17,328,437
Against	15,245
Abstained	2,708,800

The continuing Class III directors for a term expiring in 2007 are Howard Sheridan, M.D., Daniel E. Dosoretz, M.D. and Solomon Agin, D.D.

Item 5. Other Information.

On May 2, 2006, Radiation Therapy Services, Inc. (the “Company”), through the Company’s wholly-owned subsidiary, California Radiation Therapy Management Services, Inc. (“CRTMS”), completed the acquisition of certain assets from LHA, Inc. used in the business of owning, operating and managing a treatment center located in Santa Monica, California. The center will be operated pursuant to a management services agreement with 21st Century Oncology of California, a California medical corporation (21st Century), a related party professional corporation owned by Company director Michael J. Katin, M.D., which management services agreement CRTMS assumed from LHA, Inc. in connection with the acquisition. The terms of the management services agreement are similar to other arrangements under the Company’s current operating model in corporate practice of medicine states whereby CRTMS will be paid on the basis of a percentage of net collections. A copy of the management services agreement will be filed as an exhibit to the Company’s Form 10-Q for the quarterly period ending June 30, 2006.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.
Date: May 5, 2006
	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President and Chief Financial Officer