Form 10-Q
period 2006-06-30
RADIATION THERAPY SERVICES INC
filed 2006-08-04
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

As of August 1, 2006, we had outstanding 23,181,883 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1. Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net patient service revenue	$69,666	$51,174	$140,883	$101,278
Other revenue	2,965	3,269	5,690	5,585

Total revenues	72,631	54,443	146,573	106,863

Salaries and benefits	35,438	26,900	71,381	52,567
Medical supplies	1,712	1,427	3,898	2,886
Facility rent expenses	2,239	2,043	4,493	3,585
Other operating expenses	2,599	2,340	5,611	4,422
General and administrative expenses	7,581	4,539	14,793	10,418
Depreciation and amortization	4,020	2,664	7,729	4,768
Provision for doubtful accounts	2,805	1,611	5,327	3,162
Interest expense, net	2,277	1,129	4,442	2,051
Impairment loss	—	—	—	1,226

Total expenses	58,671	42,653	117,674	85,085

Income before minority interests	13,960	11,790	28,899	21,778
Minority interests in net losses (earnings) of consolidated entities	403	555	(112)	716

Income before income taxes	14,363	12,345	28,787	22,494
Income tax expense	5,515	4,856	11,083	8,705

Net income	8,848	7,489	17,704	13,789
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreements	124	(27)	237	(36)

Comprehensive income	$8,972	$7,462	$17,941	$13,753

Net income per common share outstanding—basic	$0.38	$0.33	$0.77	$0.61

Net income per common share outstanding—diluted	$0.37	$0.32	$0.75	$0.59

Weighted average shares outstanding:
Basic	23,165	22,718	23,063	22,660

Diluted	23,799	23,630	23,736	23,550

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,237	$8,980
Marketable securities, at market	—	5,450
Accounts receivable, net	46,822	40,301
Income taxes receivable	2,481	2,560
Prepaid expenses	3,933	3,153
Current portion of lease receivable	560	647
Inventories	1,518	1,280
Deferred income taxes	3,127	2,144
Other	1,071	1,200

Total current assets	73,749	65,715

Lease receivable, less current portion	318	581
Equity investments in joint ventures	839	803
Property and equipment, net	123,050	113,397
Goodwill	77,823	66,537
Intangible assets, net	7,532	6,774
Other assets	12,735	9,538

Total assets	$296,046	$263,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,874	$5,676
Accrued expenses	13,822	11,434
Current portion of long-term debt	8,210	6,506

Total current liabilities	27,906	23,616

Long-term debt, less current portion	120,235	116,957
Other long-term liabilities	2,342	2,284
Deferred income taxes	20,364	18,489
Minority interest in consolidated entities	6,636	6,616

Total liabilities	177,483	167,962
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,182 and 22,831 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	77,680	72,730
Unearned compensation on nonvested stock	—	(241)
Retained earnings	41,064	23,360
Note receivable from shareholder	(434)	(481)
Accumulated other comprehensive income, net of tax	251	13

Total shareholders’ equity	118,563	95,383

Total liabilities and shareholders’ equity	$296,046	$263,345

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$17,704	$13,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,911	4,534
Amortization	818	234
Deferred rent expense	163	85
Deferred income tax provision	735	(357)
Stock based compensation	34	85
Tax benefit from stock option exercise	(1,339)	—
Impairment loss	—	1,226
Provision for doubtful accounts	5,327	3,162
Loss on the sale of property and equipment	39	75
Gain on sale of equity interest in joint venture	—	(982)
Minority interest in net earnings (losses) of consolidated entities	112	(716)
Write off of loan costs	—	579
Equity interest in net (income) loss of joint ventures	(22)	374
Changes in operating assets and liabilities:
Accounts receivable, gross	(11,848)	(7,657)
Income taxes receivable	1,418	(355)
Inventories	(238)	(189)
Prepaid expenses	(756)	7
Accounts payable	198	1,480
Accrued expenses	2,375	2,420

Net cash provided by operating activities	21,631	17,794
Cash flows from investing activities
Purchases of property and equipment	(10,369)	(9,017)
Acquisition of radiation centers	(12,907)	(42,756)
Proceeds from the sale of property and equipment	4	21
Proceeds from the sale of equity interest in joint venture	—	1,814
Sales (purchases) of marketable securities, net	5,450	(3,500)
Repayments from employees	11	258
Contribution of capital to joint venture entities	(14)	—
Distribution received from joint venture	—	235
Change in lease receivable	350	319
Change in other assets	(253)	384

Net cash used in investing activities	(17,728)	(52,242)
Cash flows from financing activities
Proceeds from issuance of debt	1,800	42,000
Principal repayments of debt	(5,498)	(3,236)
Proceeds from exercise of stock options	3,818	1,314
Tax benefit from stock option exercise	1,339	—
Payments of notes receivable from shareholders	47	1,011
Minority interest in partnership distribution	(92)	—
Payments of loan costs	(60)	(586)

Net cash provided by financing activities	1,354	40,503

Net increase in cash and cash equivalents	5,257	6,055
Cash and cash equivalents, beginning of period	8,980	5,019

Cash and cash equivalents, end of period	$14,237	$11,074

continued.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$7,863	$4,350

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The cost of revenues for the three months ended June 30, 2006 and 2005 are approximately $38.9 million and $29.9 million, respectively. The cost of revenues for the six months ended June 30, 2006 and 2005 are approximately $79.0 million and $57.9 million, respectively.

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

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding non-vested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration, nonqualified non-vested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, became immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

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

Certain stock options granted prior to the Company’s initial public offering were valued under SFAS 123 using the minimum value method in the pro-forma disclosures. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options granted that were valued using the minimum value method must be transitioned to SFAS 123R using the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for the Company was APB 25. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.

The Company adopted SFAS 123R using the modified prospective transition method for all other stock based compensation awards. Under this transition method, compensation cost recognized in 2006 includes: (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost of all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of the Company’s share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$7,489	$13,789
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(622)	(1,319)

Pro forma net income	$6,867	$12,470

Net income per share:
Basic—as reported	$0.33	$0.61

Basic—pro forma	$0.30	$0.55

Diluted—as reported	$0.32	$0.59

Diluted—pro forma	$0.29	$0.54

Pro forma weighted average common shares outstanding—basic	22,718	22,660

Pro forma weighted average common and common equivalent shares outstanding—diluted	23,291	23,239

Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was approximately $3.8 million and $1.3 million, respectively. The tax benefit realized for the tax deductions from option exercises for the six months ended June 30, 2006 was approximately $1.3 million. There was no significant tax benefit for tax deductions from option exercises for the six months ended June 30, 2005. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

4. Stock Option Plan and Non-vested Stock Grants

Stock Option Plan

In August 1997, the Board of Directors approved and adopted the 1997 Stock Option Plan (the 1997 Plan). The 1997 Plan, as amended in July 1998, authorized the issuance of options to purchase up to 3,660,000 shares of the Company’s common stock. Under the 1997 Plan, options to purchase common stock may be granted until August 2007. The Company believes that such awards better align the interests of its key employees with those of its shareholders. Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest on average over five years and expire ten years after the date of grant. The 1997 Plan provides for acceleration of exercisability of the options upon the occurrence of certain events relating to a change of control, merger, sale of assets or liquidation of the Company. The 1997 Plan permits the issuance of either Incentive Stock Options or Nonqualified Stock Options.

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

Options generally are granted at the fair market value of the common stock at the date of grant, are exercisable in installments beginning one year from the date of grant, vest over three to ten years and expire ten years after the date of grant.

In June 2004, options were granted to consultants to provide services for healthcare reimbursement efforts and to an independent contractor to provide advice with respect to business opportunities in the state of New York. The Company recognized compensation expense on these options of $110,000 and $408,000 for the years ended December 31, 2005 and 2004, respectively. Compensation expense is measured as the services are performed and the expense is recognized over the service period. The Company recognizes expense on these options based on the fair value of the option at the end of each reporting period. Compensation accrued during the service period is adjusted in subsequent periods up to the measurement date for changes, either increases or decreases, in the quoted market value of the shares covered by the grant. In February 2005, the consultants became employees of the Company. As a result of the change, compensation expense on the options is no longer recorded.

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

At June 30, 2006, the number of options outstanding were 1,395,500 for nonqualified stock options and 419,994 for incentive stock options. Under the 2004 Option Plan, there were 3,377,917 shares of common stock reserved for future grants as of June 30, 2006.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,160,896	$10.80
Granted	—	—
Exercised	(345,402)	11.05
Forfeited	—	—

Outstanding at June 30, 2006	1,815,494	10.75	$29,340

Options exercisable at June 30, 2006	1,683,690	$11.37	$26,162

No options were granted during the six months ended June 30, 2006 and 2005. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $5.3 million and $3.2 million, respectively.

For future option grants, the Company elected to use the Black-Scholes model to estimate the fair value. Future stock option grants will use the expected volatilities based on the historical volatility of the Company’s stock. The expected term of options granted is derived from the output of the option pricing model and represents the period of time the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Exercise prices for options outstanding as of June 30, 2006 ranged from $2.80 to $13.00.

The following table provides certain information with respect to stock options outstanding at June 30, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$2.80	131,804	$2.80	2.6
$3.01	256,200	3.01	3.6
$7.33 - $13.00	1,427,490	12.87	8.0

	1,815,494	$10.75	6.9

The following table provides certain information with respect to stock options exercisable at June 30, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$3.01	256,200	3.01	3.6
$7.33 - $13.00	1,427,490	12.87	8.0

	1,683,690	$11.37

Non-vested Stock Grant

Restricted shares vest ratably over a 5-year period. The fair value of the non-vested stock grants is measured on the grant date and recognized in earnings over the requisite service period.

The following table summarizes non-vested stock activity from December 31, 2005 through June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2005	7,500	$33.34
Shares granted	4,895	28.49
Shares vested	—	—
Shares forfeited	—	—

Non-vested balance at March 31, 2006	12,395	$31.42

As of June 30, 2006, there was approximately $347,000 of total unrecognized compensation cost related to non-vested stock grants under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years. Pursuant to SFAS 123R, the approximate $241,000 of deferred stock compensation recorded as a reduction to shareholders’ equity at December 31, 2005 is no longer reported as a separate component of shareholders’ equity and has been reclassified to additional paid-in capital.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding—basic	23,165	22,718	23,063	22,660
Effect of dilutive securities	634	912	673	890

Weighted average common and common equivalent shares outstanding—diluted	23,799	23,630	23,736	23,550

6. IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

7. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under United States generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is composed of unrealized gain (loss) on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain (loss) was an increase of $237,000 to shareholders’ equity for the six months ended June 30, 2006 and a decrease of $36,000 to shareholders’ equity for the six months ended June 30, 2005.

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

In May 2006, the Company acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11,924,000. The consideration given for the acquisition included approximately $11,107,000 in cash and $817,000 in assumed capital lease obligation. The center purchased in California will further expand the Company’s presence into a second local market in the California area. The allocation of the purchase price is to tangible assets of $880,000, non-compete agreements of $870,000, amortized over 7 years, and goodwill of $10,174,000.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition.

In June 2006, the Company entered into a definitive asset purchase agreement to acquire a radiation treatment center located in Bel Air, Maryland for approximately $6.6 million in cash. The asset purchase agreement is subject to certain pre-closing conditions, which as of August 4, 2006 were not yet satisfied. The Company anticipates satisfaction of the pre-closing conditions in the near future. The center will further expand the Company’s presence into the Central Maryland local market.

9. LEGAL PROCEEDINGS

As previously disclosed, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). There were no material developments in this matter during the quarter ended June 30, 2006. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

10. SUBSEQUENT EVENT

On July 22, 2006 the Company entered into a letter agreement with Patricia Gondolfo, its former Chief Operating Officer, pursuant to which the Company agreed to pay her a lump sum severance payment of $500,000 in cash in connection with her resignation. The letter agreement also provides that the 4,895 shares of restricted stock previously awarded to her shall be deemed forfeited.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of June 30, 2006 we provided radiation therapy services in 70 treatment centers. Our treatment centers are clustered into 23 local markets in 14 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island, and West Virginia. Of these 70 treatment centers, 22 treatment centers were internally developed, 36 were acquired and 12 involve hospital-based treatment centers. We have recently expanded our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies to improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we implemented a pilot image-guided radiation therapy program using kV x-rays in one of our centers in 2005 and, with expanded reimbursement for the technology available January 1, 2006, we are accelerating the implementation of this new technology across our local markets.

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our consolidated statements of income and comprehensive income. Net patient service revenue in our consolidated statements of income and comprehensive income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers and by our physicians in other specialties in their practice offices.

For the three and six months ended June 30, 2006, our total revenues grew by 33.4% and 37.2%, respectively while our net income grew by 18.1% and 28.4%, respectively for the same periods of the prior year. For the three and six months ended June 30, 2006, we had total revenues of $72.6 million and $146.6 million, respectively.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,		Six Months
	2004	2005	June 30, 2006
Treatment centers at beginning of period	51	56	68
Internally developed	3	2	—
Internally (consolidated)	—	(2)	—
Acquired	3	10	2
Hospital-based	(1)	2	—

Treatment centers at period end	56	68	70

Local markets at period end	19	22	23

During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Number of treatment days	64	64		128	128
Total treatments – freestanding centers	92,129	81,576	12.9%	187,525	158,287	18.5%
Treatments per day – freestanding centers	1,440	1,275	12.9%	1,465	1,237	18.5%
Percentage change in revenue per treatment – freestanding centers – same practice basis	21.9%	9.2%		18.6%	10.1%
Percentage change in treatments per day – freestanding centers – same practice basis	2.4%	0.7%		4.3%	1.1%
Local markets at period end	23	21	9.5%
Treatment centers - freestanding	58	54	7.4%
Treatment centers - hospital	12	12	—

	70	66	6.1%

Days sales outstanding for the quarter	63	50

Percentage change in total revenues – same practice basis	20.2%	13.4%		20.0%	15.0%
Net patient service revenue – professional services only	$6,006	$4,021		$12,748	$7,576

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

For the six months ended June 30, 2006, net patient service revenue comprised 96.1% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fee of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 35 of our radiation treatment centers we employ the physicians, and in 35 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the six months ended June 30, 2006, 25.6% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the six months ended June 30, 2006, other revenue comprised approximately 3.9% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

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

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Increased costs associated with being a new public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

•	Continued affiliation with physician specialties other than radiation oncology.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty-six months, we have acquired 20 treatment centers and internally developed 6 treatment centers.

On April 1, 2005, we sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1.8 million. We realized a gain of approximately $982,000 on the sale of the interest.

On April 1, 2005, we acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $0.7 million. We operate the facility as part of our Central Maryland local market. Under the terms of the agreement, we partner with a university hospital system and manage the facility. We have implemented an intensity modulated radiation therapy (IMRT) program and other advanced technologies at the facility.

In May 2005, we acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for $25.9 million, plus a three-year contingent earn-out. We expanded the availability of advanced radiation therapy treatment modalities in the service area. This acquisition expanded our presence in Nevada where we operated four centers before the acquisition.

In June 2005, we acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16.2 million. This acquisition provided our first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand our presence in our Central Maryland local market. We have expanded the availability of advanced radiation therapy treatment modalities in certain of the service areas.

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

In November 2005, we opened for business our Palm Springs, California treatment center and began treating patients at the facility. The center was our 68th treatment center in operation and represented our entrance into our 22nd local market.

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

In May 2006, we acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11.9 million. The center purchased in California will further expand our presence into a second local market in the California area.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In October 2005, we announced that we will install seven stereotactic radiosurgery systems with image guided radiation therapy (IGRT) capabilities at treatment centers in four of our Southwest Florida local markets and our Las Vegas, Nevada local market. The installation of these systems was completed as a pilot program, giving us the opportunity to utilize new technologies and develop protocols for future technology integration. The aggregate cost of the systems is $16.1 million and was funded by our cash from operations and our lease and revolving lines of credit.

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

In June 2006, we entered into a definitive asset purchase agreement to acquire a radiation treatment center located in Bel Air, Maryland for approximately $6.6 million in cash. The asset purchase agreement is subject to certain pre-closing conditions, which as of August 4, 2006 were not yet satisfied. We anticipate satisfaction of the pre-closing conditions in the near future. The center will further expand our presence into the Central Maryland local market.

Sources of Revenue By Payor

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue based upon the patients’ primary insurance by category of payor in our last fiscal year and the six months ended June 30, 2005 and 2006.

	Year Ended December 31,	Six Months Ended June 30,
	2005	2005	2006
Payor
Medicare and Medicaid	50.4%	52.9%	52.3%
Commercial	47.3	45.4	45.7
Self pay	2.3	1.7	2.0

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by the Centers for Medicare and Medicaid Services (CMS) and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 2% of our net patient service revenue.

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative values determined on a per procedure basis (RVUs). The CF and RVUs may change on an annual basis. In 2003, the CF increased by 1.6%; 2004, it increased by 1.5%; in 2005, the rate increased an additional 1.5%; and in 2006 the CF remained unchanged at the 2005 level. The net result of changes to the CF and RVUs over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

On February 15, 2006, CMS hosted a Town Hall meeting in Washington to explain its current thinking on modifications to its practice expense methodology for establishing practice expense values for services paid under the Medicare physician fee schedule. On June 29, 2006, CMS announced proposed regulations implementing changes to the practice expense methodologies as part of the preliminary 2007 Medicare physician fee schedule. The final changes to the 2007 Medicare physician fee schedule are expected to be released by CMS in November 2006.

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

During the six months ended June 30, 2006 and 2005, approximately 52.3% and 52.9%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) for the Company’s 2004 Stock Incentive Plan (2004 Option Plan). The Company previously accounted for the 2004 Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transitions and Disclosure (SFAS 148).

On November 3, 2005, the Board of Directors of the Company, upon the recommendation of the Compensation Committee consisting solely of independent directors, approved the acceleration of vesting of all nonqualified outstanding non-vested stock options previously granted under the Company’s equity compensation plans. As a result of the acceleration, nonqualified non-vested stock options to purchase an aggregate of 1.2 million shares of the Company’s common stock, which would otherwise have vested over periods of two to four years, became immediately exercisable. The affected stock options have an exercise price of $13.00 per share.

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

Certain stock options granted prior to the Company’s initial public offering were valued under SFAS 123 using the minimum value method in the pro-forma disclosures. The minimum value method excludes volatility in the calculation of fair value of stock based compensation. In accordance with SFAS No. 123R, options granted that were valued using the minimum value method must be transitioned to SFAS 123R using the prospective method. This means that these options will continue to be accounted for under the same accounting principles (recognition and measurement) originally applied to those awards in the income statement, which for the Company was APB 25. Additionally, pro forma information previously required under SFAS 123 and SFAS 148 will no longer be presented for these options.

The Company adopted SFAS 123R using the modified prospective transition method for all other stock based compensation awards. Under this transition method, compensation cost recognized in 2006 includes: (a) the compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (b) the compensation cost of all share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Income Taxes. We make estimates in recording our provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits; therefore, we have not recorded any valuation allowance against our deferred tax asset.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Net patient service revenue	95.9%	94.0%	96.1%	94.8%
Other revenue	4.1	6.0	3.9	5.2

Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Salaries and benefits	48.8	49.4	48.7	49.2
Medical supplies	2.4	2.6	2.7	2.7
Facility rent expenses	3.1	3.8	3.1	3.4
Other operating expenses	3.6	4.3	3.8	4.1
General and administrative expenses	10.4	8.3	10.1	9.7
Depreciation and amortization	5.5	4.9	5.3	4.5
Provision for doubtful accounts	3.9	3.0	3.6	3.0
Interest expense, net	3.1	2.1	3.0	1.9
Impairment loss	0.0	0.0	0.0	1.1

Total expenses	80.8	78.4	80.3	79.6

Income before minority interests	19.2	21.6	19.7	20.4
Minority interests in net losses (earnings) of consolidated entities	0.6	1.0	(0.1)	0.7

Income before income taxes	19.8	22.6	19.6	21.1
Income tax expense	7.6	8.9	7.6	8.1

Net income	12.2%	13.7%	12.0%	13.0%

Comparison of the Three Months Ended June 30, 2006 and 2005

Total revenues. Total revenues increased by $18.2 million, or 33.4%, from $54.4 million for the three months ended June 30, 2005 to $72.6 million for the three months ended June 30, 2006. Approximately $9.3 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 11 new treatment centers and the opening of 2 new de novo centers as follows:

Date	Sites	Location	Market	Type
May 2005	5	Las Vegas, Nevada	Las Vegas, Nevada	Acquisition
June 2005	1	Holyoke, Massachusetts	Massachusetts	Acquisition
June 2005	1	Scottsdale, Arizona	Arizona	Acquisition
June 2005	1	Greenbelt, Maryland	Central Maryland	Acquisition
June 2005	1	Belcamp, Maryland	Central Maryland	Acquisition
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Desert, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition

Approximately $9.9 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets. Total revenues for the three months ended June 30, 2005 included an approximate $1.0 million gain from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland.

Salaries and benefits. Salaries and benefits increased by $8.5 million, or 31.7%, from $26.9 million for the three months ended June 30, 2005 to $35.4 million for the three months ended June 30, 2006. Salaries and benefits as a percentage of total revenues decreased from 49.4% for the three months ended June 30, 2005 to 48.8% for the three months ended June 30, 2006. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and in 2006 contributed to a $5.8 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $2.7 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $0.3 million, or 20.0%, from $1.4 million for the three months ended June 30, 2005 to $1.7 million for the three months ended June 30, 2006. Medical supplies as a percentage of total revenues decreased from 2.6% for the three months ended June 30, 2005 to 2.4% for the three months ended June 30, 2006. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.2 million, or 9.6%, from $2.0 million for the three months ended June 30, 2005 to $2.2 million for the three months ended June 30, 2006. Facility rent expenses as a percentage of total revenues decreased from 3.8% for the three months ended June 30, 2005 to 3.1% for the three months ended June 30, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $0.5 million of the increase related to the expansion into new local markets in California, Rhode Island, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama offset by a reduction in facility rent expense of approximately $0.3 million relating to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market during the second quarter of 2005.

Other operating expenses. Other operating expenses increased by $0.3 million or 11.1%, from $2.3 million for the three months ended June 30, 2005 to $2.6 million for the three months ended June 30, 2006. Other operating expenses as a percentage of total revenues decreased from 4.3% for the three months ended June 30, 2005 to 3.6% for the three months ended June 30, 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The increase of $0.3 million was primarily related to the expansion into new local markets in California, Rhode Island, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama.

General and administrative expenses. General and administrative expenses increased by $3.1 million or 67.0%, from $4.5 million for the three months ended June 30, 2005 to $7.6 million for the three months ended June 30, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 8.3% for the three months ended June 30, 2005 to 10.4% for the three months ended June 30, 2006. The increase of $3.1 million in general and administrative expenses was due to an increase of approximately $0.7 million relating to the growth in the number of our local markets, and approximately $2.6 million in our existing local markets offset by a decrease of $0.2 million due to the write-off of deferred financing costs in March 2005. The increase in the existing local markets was primarily attributable to approximately $1.0 million in malpractice insurance costs and approximately $0.8 million in professional fees.

Depreciation and amortization. Depreciation and amortization increased by $1.3 million, or 50.9%, from $2.7 million for the three months ended June 30, 2005 to $4.0 million for the three months ended June 30, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.9% for the three months ended June 30, 2005 to 5.5% for the three months ended June 30, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.6 million. Approximately $0.7 million of the increase was attributable to the expansion into new local markets in California, Rhode Island, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.2 million, or 74.1%, from $1.6 million for the three months ended June 30, 2005 to $2.8 million for the three months ended June 30, 2006. Provision for doubtful accounts as a percentage of total revenues increased from 3.0% for the three months ended June 30, 2005 to 3.9% for the three months ended June 30, 2006. Approximately $0.5 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama and the balance within our remaining existing local markets as a result of the growth in our accounts receivable due to services of advanced new technology procedures.

Interest expense, net. Interest expense, net increased by $1.1 million, or 101.7%, from $1.2 million for the three months ended June 30, 2005 to $2.3 million for the three months ended June 30, 2006. Interest expense as a percentage of total revenues increased from 2.1% in 2005 to 3.1% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and borrowings under capital lease financing arrangements of approximately $22.6 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $1.4 million, or 18.1%, from $7.5 million in net income for the three months ended June 30, 2005 to $8.8 million for the three months ended June 30, 2006. Net income represents 12.2% and 13.7% of total revenues for the three months ended June 30, 2006 and 2005, respectively.

Comparison of the Six Months Ended June 30, 2006 and 2005

Total revenues. Total revenues increased by $39.7 million, or 37.2%, from $106.9 million for the six months ended June 30, 2005 to $146.6 million for the six months ended June 30, 2006. Approximately $21.3 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 12 new treatment centers and the opening of 2 new de novo centers as follows:

Date	Sites	Location	Market	Type
April 2005	1	Martinsburg, West Virginia	Central Maryland	Acquisition
May 2005	5	Las Vegas, Nevada	Las Vegas, Nevada	Acquisition
June 2005	1	Holyoke, Massachusetts	Massachusetts	Acquisition
June 2005	1	Scottsdale, Arizona	Arizona	Acquisition
June 2005	1	Greenbelt, Maryland	Central Maryland	Acquisition
June 2005	1	Belcamp, Maryland	Central Maryland	Acquisition
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Desert, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition

Approximately $19.4 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets. Total revenues for the six months ended June 30, 2005 included an approximate $1.0 million gain from the sale of a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland.

Salaries and benefits. Salaries and benefits increased by $18.8 million, or 35.8%, from $52.6 million for the six months ended June 30, 2005 to $71.4 million for the six months ended June 30, 2006. Salaries and benefits as a percentage of total revenues decreased from 49.2% for the six months ended June 30, 2005 to 48.7% for the six months ended June 30, 2006. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and 2006 contributed to a $11.7 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $7.1 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits.

Medical supplies. Medical supplies increased by $1.0 million, or 35.1%, from $2.9 million for the six months ended June 30, 2005 to $3.9 million for the six months ended June 30, 2006. Medical supplies as a percentage of total revenues was 2.7% for the six months ended June 30, 2005 and 2006. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payors.

Facility rent expenses. Facility rent expenses increased by $0.9 million, or 25.3%, from $3.6 million for the six months ended June 30, 2005 to $4.5 million for the six months ended June 30, 2006. Facility rent expenses as a percentage of total revenues decreased from 3.4% for the six months ended June 30, 2005 to 3.1% for the six months ended June 30, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately

$1.1 million of the increase related to the expansion into new local markets and $0.1 million increase in our existing local markets, offset by a reduction in facility rent expense of approximately $0.3 million relating to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market during the second quarter of 2005.

Other operating expenses. Other operating expenses increased by $1.2 million or 26.9%, from $4.4 million for the six months ended June 30, 2005 to $5.6 million for the six months ended June 30, 2006. Other operating expenses as a percentage of total revenues decreased from 4.1% for the six months ended June 30, 2005 to 3.8% for the six months ended June 30, 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.0 million of the increase was related to the expansion into new local markets and $0.2 million increase in our remaining existing local markets.

General and administrative expenses. General and administrative expenses increased by $4.4 million or 42.0%, from $10.4 million for the six months ended June 30, 2005 to $14.8 million for the six months ended June 30, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 9.7% for the six months ended June 30, 2005 to 10.1% for the six months ended June 30, 2006. The increase of $4.4 million in general and administrative expenses was due to an increase of approximately $1.4 million relating to the growth in the number of our local markets, and approximately $3.5 million in our existing local markets offset by a decrease of $0.5 million due to the write-off of deferred financing costs in March 2005. The increase in the existing local markets was primarily attributable to approximately $1.5 million in malpractices insurance costs and approximately $1.0 million in professional fees.

Depreciation and amortization. Depreciation and amortization increased by $2.9 million, or 62.1%, from $4.8 million for the six months ended June 30, 2005 to $7.7 million for the six months ended June 30, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.5% for the six months ended June 30, 2005 to 5.3% for the six months ended June 30, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.1 million. Approximately $1.6 million of the increase was attributable to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $2.1 million, or 68.5%, from $3.2 million for the six months ended June 30, 2005 to $5.3 million for the six months ended June 30, 2006. Provision for doubtful accounts as a percentage of total revenues increased from 3.0% for the six months ended June 30, 2005 to 3.6% for the six months ended June 30, 2006. Approximately $0.9 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama and the balance within our remaining existing local markets as a result of the growth in our accounts receivable due to services of advanced new technology procedures.

Interest expense, net. Interest expense, net increased by $2.3 million, or 116.6%, from $2.1 million for the six months ended June 30, 2005 to $4.4 million for the six months ended June 30, 2006. Interest expense as a percentage of total revenues increased from 1.9% in 2005 to 3.0% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and borrowings under capital lease financing arrangements of approximately $22.6 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $3.9 million, or 28.4%, from $13.8 million in net income for the six months ended June 30, 2005 to $17.7 million for the six months ended June 30, 2006. Net income represents 12.0% and 13.0% of total revenues for the three months ended June 30, 2006 and 2005, respectively.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We generally fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers may be funded directly by third parties or by members of the board of directors and executive management and then leased by us or funded and owned by us. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006. We have no current plans to renew the sale-leaseback financing arrangement. During the second quarter of 2004, we completed our initial public offering, which generated net proceeds of $46.8 million. We have historically financed our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the six-month periods ended June 30, 2006 and 2005, was $21.6 million, and $17.8 million, respectively.

Net cash provided by operating activities increased by $3.8 million from $17.8 for the six month period ended June 30, 2005 to $21.6 million for the six month period ended June 30, 2006. Net cash provided by operating activities was affected by income tax payments made in 2006 of approximately $8.9 million, as compared to tax payments of approximately $8.7 million made in 2005, offset by an increase in our net income. Accounts receivable, net increased by $6.5 million from the prior year due primarily to our expansion into new local markets in California, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing local markets in Florida, Maryland, Nevada and Southeastern Alabama.

Cash Flows From Investing Activities

Net cash used in investing activities for the six-month periods ended June 30, 2006 and 2005, was $17.7 million, and $52.2 million, respectively.

Net cash used in investing activities decreased by $34.5 million from $52.2 million for the six month period ended June 30, 2005 to $17.7 million for the six month period ended June 30, 2006. Net cash used in investing activities was impacted by approximately $12.9 million from the acquisitions of radiation center assets during 2006 as compared to approximately $42.8 million of acquisitions in 2005. Approximately $10.4 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Approximately $5.5 million for the sale of marketable securities during the six months ended June 30, 2006 as compared to the purchases of marketable securities for the six months ended June 30, 2005 contributed to the change in our investing activities. The sale of the marketable securities in 2006 was used to fund a portion of the purchase price of our Santa Monica facility in May 2006.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2006 and 2005, was $1.4 million, and $40.5 million, respectively.

The decrease in cash provided by financing activities was primarily attributable to the borrowing of approximately $42.0 million for the acquisition of the treatment centers in 2005 compared to $1.8 million in borrowings in 2006. Repayments of debt of approximately $5.5 million in 2006 primarily for capital lease obligations and additional prepayments of $1.8 million under our senior secured credit facility impacted cash flow from financing activities during 2006. The receipt of $3.8 million from the exercise of stock options and the tax benefit of $1.3 million from stock option exercise also impacted cash flow from financing activities during 2006. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005.

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

The Term B loan requires quarterly payments of $250,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided our leverage ratio is below 2.00 to 1.00. As of June 30, 2006, our leverage ratio was below 2.00 to 1.00 and we reduced our interest rate on the Term B loan by 25 basis points.

Our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. Mandatory prepayments include prepayments to the Term B portion of the senior secured credit facility from proceeds from asset dispositions and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. Beginning with the year ended December 31, 2006, we are required to prepay the Term B portion of the senior secured credit facility of up to 50% of excess cash flow if our leverage is equal to or greater than 2.75 to 1.00. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points.

As of June 30, 2006, we had $128.4 million of outstanding debt, $8.2 million of which was classified as current. Of the $128.4 million of outstanding debt, $99.5 million was outstanding to lenders under our senior secured credit facility, and $28.9 million was outstanding under capital leases and other miscellaneous indebtedness. As of June 30, 2006, of the outstanding borrowings under our senior secured credit facility, $1.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of June 30, 2006.

We currently maintain two lease lines of credit with two financial institutions for the purpose of leasing medical equipment in the total commitment amount of $20 million. As of June 30, 2006, we had $13.4 million available under the two lease lines of credit.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of June 30, 2006 we had $24.2 million available under the lease line of credit.

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

The fixed rate does not include the margin, which is currently 175 basis points. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. Our swap transaction involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our senior credit facility and do not hold or issue them for trading purposes.

As of June 30, 2006, we have interest rate exposure on $79.5 million of our senior secured credit facility. Our debt obligations subject to floating rates at June 30, 2006 include $79.5 million of variable rate debt at an approximate average interest rate of 7.0% as of June 30, 2006. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million on a calendar year basis.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). There were no material developments in this matter during the quarter ended June 30, 2006. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” section of our 2005 Annual Report on Form 10-K filed with the SEC on February 17, 2006 in evaluating us and our business before making an investment decision. The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of June 30, 2006. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of June 30, 2006, we had outstanding debt of $128.4 million. Approximately $189.7 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $123.5 million as of December 31, 2005. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

As reported in the Company’s Form 10-Q filed with the SEC on May 5, 2006, the Company held its annual meeting of shareholders on such date and the information contained in Item 4 of part II of such Form 10-Q is incorporated herein by reference.

Item 5. Other Information.

On August 1, 2006, California Radiation Therapy Services, Inc. (“CRTMSI”), a wholly-owned subsidiary of Radiation Therapy Services, Inc. (the “Company”), and 21st Century Oncology of California, a Medical Corporation (“21st Century”), a related party professional corporation owned by Company Director Michael J. Katin, M.D., entered into an Addendum to the Management Services Agreement between CRTMSI and 21st Century, which was assumed by CRTMSI in its acquisition of certain assets from LHA, Inc. on May 1, 2006, relative to management services provided by CRTMSI at the Santa Monica center. The Addendum to Management Services Agreement includes certain additional provisions to those contained in an August 1, 2003 Administrative Services Agreement between CRTMSI and 21st Century for management services provided by CRTMSI at the Palm Desert center. The Palm Desert center has been added as a second office location under the Management Services Agreement. As a result of the inclusion of the Palm Desert center under the Management Services Agreement, compensation to be paid to CRTMSI will be made on the basis of a percentage of net collections, as defined, which is similar to other arrangements under the Company’s operating model in corporate practice of medicine states. Also, as a result of the foregoing, CRTMSI and 21st Century terminated the Administrative Services Agreement as of August 1, 2006.

On August 1, 2006, North Carolina Radiation Therapy Management Services, Inc. (“NCRTMSI”), a wholly-owned subsidiary of Radiation Therapy Services, Inc. (the “Company”), and Radiation Therapy Associates of Western North Carolina, P.A. (“RTAWNC”), a related party professional corporation owned by Company Director Michael J. Katin, M.D., entered into an Addendum to the Management Services Agreement between NCRTMSI and RTAWNC, to denote the routine ordinary legal, accounting and other professional services incurred by NCRTMSI is the responsibility of NCRTMSI and any additional or extraordinary professional services rendered for the benefit of RTAWNC is the responsibility of RTAWNC.

On August 1, 2006, Nevada Radiation Therapy Management Services, Inc. (“NVRTMSI”), a wholly-owned subsidiary of Radiation Therapy Services, Inc. (the “Company”), and Michael J. Katin, M.D., Prof. Corp. (“MJKPC”), a related party professional corporation owned by Company Director Michael J. Katin, M.D., entered into an Addendum to the Management Services Agreement between NVRTMSI and MJKPC, to amend the compensation paid to NVRTMSI from a flat fee basis to a percentage of net collections, as defined, which is similar to other arrangements under the Company’s operating model in corporate practice of medicine states.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
10.1	Management Services Agreement dated May 1, 2006 between LHA, Inc. and 21st Century Oncology of California, a Medical Corporation

10.2	Amendment to Management Services Agreement dated August 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation

10.3	Termination of Administrative Services Agreement dated August 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation

10.4	First Amendment to Administrative Services Agreement dated August 1, 2006 between North Carolina Radiation Therapy Services, Inc and Radiation Therapy Associates of Western North Carolina, P.A.

10.5	First Amendment to Administrative Services Agreement dated August 1, 2006 between Nevada Radiation Therapy Management Services, Inc. and Michael J. Katin, M.D. Prof. Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: August 4, 2006

	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President and Chief Financial Officer