Form 10-Q
period 2006-09-30
RADIATION THERAPY SERVICES INC
filed 2006-11-03
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, we had outstanding 23,191,883 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1.	Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net patient service revenue	$67,359	$54,175	$208,242	$155,453
Other revenue	2,123	1,839	7,812	7,424

Total revenues	69,482	56,014	216,054	162,877
Salaries and benefits	36,125	29,248	107,505	81,815
Medical supplies	1,838	1,411	5,736	4,296
Facility rent expenses	2,332	1,987	6,824	5,572
Other operating expenses	3,616	2,599	9,227	7,021
General and administrative expenses	7,548	6,312	22,341	16,730
Depreciation and amortization	4,407	2,895	12,136	7,664
Provision for doubtful accounts	1,871	2,621	7,198	5,784
Interest expense, net	2,309	1,513	6,751	3,563
Impairment loss	—	—	—	1,226

Total expenses	60,046	48,586	177,718	133,671

Income before minority interests	9,436	7,428	38,336	29,206
Minority interests in net losses (earnings) of consolidated entities	(632)	(92)	(744)	625

Income before income taxes	8,804	7,336	37,592	29,831
Income tax expense	3,390	2,809	14,473	11,515

Net income	5,414	4,527	23,119	18,316
Other comprehensive income:
Unrealized gain (loss) on derivative interest rate swap agreements	(221)	3	17	(33)

Comprehensive income	$5,193	$4,530	$23,136	$18,283

Net income per common share outstanding—basic	$0.23	$0.20	$1.00	$0.81

Net income per common share outstanding—diluted	$0.23	$0.19	$0.97	$0.78

Weighted average shares outstanding:
Basic	23,173	22,757	23,100	22,693

Diluted	24,008	23,745	23,958	23,613

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,672	$8,980
Marketable securities, at market	—	5,450
Accounts receivable, net	48,921	40,301
Income taxes receivable	3,799	2,560
Prepaid expenses	3,716	3,153
Current portion of lease receivable	509	647
Inventories	1,542	1,280
Deferred income taxes	3,613	2,144
Other	2,253	1,200

Total current assets	77,025	65,715
Lease receivable, less current portion	213	581
Equity investments in joint ventures	1,303	803
Property and equipment, net	127,415	113,397
Goodwill	99,865	66,537
Intangible assets, net	8,073	6,774
Other assets	13,245	9,538

Total assets	$327,139	$263,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,857	$5,676
Accrued expenses	15,188	11,434
Current portion of long-term debt	9,463	6,506

Total current liabilities	31,508	23,616
Long-term debt, less current portion	140,963	116,957
Other long-term liabilities	2,439	2,284
Deferred income taxes	21,085	18,489
Minority interest in consolidated entities	7,268	6,616

Total liabilities	203,263	167,962
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,182 and 22,831 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	77,775	72,730
Unearned compensation on nonvested stock	—	(241)
Retained earnings	46,479	23,360
Note receivable from shareholder	(410)	(481)
Accumulated other comprehensive income, net of tax	30	13

Total shareholders’ equity	123,876	95,383

Total liabilities and shareholders’ equity	$327,139	$263,345

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$23,119	$18,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,694	7,067
Amortization	1,442	597
Deferred rent expense	264	167
Deferred income tax provision	1,108	(133)
Stock based compensation	37	89
Tax benefit from stock option exercise	(1,366)	—
Impairment loss	—	1,226
Provision for doubtful accounts	7,198	5,784
Loss on the sale of property and equipment	35	75
Gain on sale of equity interest in joint venture	—	(982)
Minority interest in net earnings (losses) of consolidated entities	744	(625)
Write off of loan costs	—	579
Equity interest in net loss of joint ventures	40	523
Changes in operating assets and liabilities:
Accounts receivable, gross	(15,818)	(13,975)
Income taxes receivable	127	(1,985)
Inventories	(262)	(140)
Prepaid expenses	(474)	570
Accounts payable	883	2,502
Accrued expenses	3,734	1,978

Net cash provided by operating activities	31,505	21,633
Cash flows from investing activities
Purchases of property and equipment	(13,412)	(15,899)
Acquisition of radiation centers	(38,750)	(42,835)
Proceeds from the sale of property and equipment	7	21
Proceeds from the sale of equity interest in joint venture	—	1,814
Sales (purchases) of marketable securities, net	5,450	(3,500)
(Loans to) repayments from employees	(219)	326
Contribution of capital to joint venture entities	(540)	(84)
Distribution received from joint venture	—	235
Change in lease receivable	506	484
Change in other assets	(1,393)	(218)

Net cash used in investing activities	(48,351)	(59,656)
Cash flows from financing activities
Proceeds from issuance of debt	22,900	42,000
Principal repayments of debt	(7,530)	(6,976)
Proceeds from exercise of stock options	3,883	2,683
Tax benefit from stock option exercise	1,366	—
Payments of notes receivable from shareholders	71	1,134
Minority interest in partnership distribution	(92)	(70)
Payments of loan costs	(60)	(593)

Net cash provided by financing activities	20,538	38,178

Net increase in cash and cash equivalents	3,692	155
Cash and cash equivalents, beginning of period	8,980	5,019

Cash and cash equivalents, end of period	$12,672	$5,174

continued.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$10,777	$4,719

Recorded earn-out accrual related to acquisition of radiation center assets	$298	$—

Recorded obligation related to the acquisition of radiation center assets	$—	$137

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The cost of revenues for the three months ended September 30, 2006 and 2005 are approximately $40.5 million and $32.1 million, respectively. The cost of revenues for the nine months ended September 30, 2006 and 2005 are approximately $119.5 million and $90.0 million, respectively.

New Pronouncements

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

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

The primary purpose of the acceleration of the nonqualified non-vested stock options was to enable the Company to avoid recognizing compensation expense associated with these stock options in future periods in its statement of income and comprehensive income, upon adoption of SFAS No. 123R. Under SFAS No. 123R, the compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement commencing with the implementation of SFAS 123R and continuing through 2009 would have been approximately $2.4 million. Because of the accelerated vesting, the adoption of SFAS No. 123R had no impact on net income. As of the date of adoption, SFAS No. 123R increased cash flows from financing activities and decreased cash flow from operating activities by approximately $1.3 million.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of the Company’s share-based compensation awards for periods prior to the adoption of SFAS 123R (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income as reported	$4,527	$18,316
Add: Stock-based employee compensation expense, included in reported net income, net of related tax effects	—	—
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(389)	(1,710)

Pro forma net income	$4,138	$16,606

Net income per share:
Basic—as reported	$0.20	$0.81

Basic—pro forma	$0.18	$0.73

Diluted—as reported	$0.19	$0.78

Diluted—pro forma	$0.18	$0.71

Pro forma weighted average common shares outstanding—basic	22,757	22,693

Pro forma weighted average common and common equivalent shares outstanding—diluted	23,390	23,279

Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was approximately $3.9 million and $2.7 million, respectively. The tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2006 was approximately $1.4 million. There was no significant tax benefit for tax deductions from option exercises for the nine months ended September 30, 2005. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

At September 30, 2006, the number of options outstanding were 1,390,500 for nonqualified stock options and 419,994 for incentive stock options. Under the 2004 Option Plan, there were 3,382,812 shares of common stock reserved for future grants as of September 30, 2006.

Stock option transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,160,896	$10.80
Granted	—	—
Exercised	(350,402)	11.08
Forfeited	—	—

Outstanding at September 30, 2006	1,810,494	10.74	$33,471

Options exercisable at September 30, 2006	1,678,690	$11.37	$29,987

No options were granted during the nine months ended September 30, 2006 and 2005. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $5.3 million and $4.9 million, respectively.

For future option grants, the Company elected to use the Black-Scholes model to estimate the fair value. Future stock option grants will use the expected volatilities based on the historical volatility of the Company’s stock. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Exercise prices for options outstanding as of September 30, 2006 ranged from $2.80 to $13.00.

The following table provides certain information with respect to stock options outstanding at September 30, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$2.80	131,804	$2.80	2.3
$3.01	256,200	3.01	3.3
$7.33 - $13.00	1,422,490	12.87	7.7

	1,810,494	$10.74	6.7

The following table provides certain information with respect to stock options exercisable at September 30, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$3.01	256,200	3.01	3.3
$7.33 - $13.00	1,422,490	12.87	7.7

	1,678,690	$11.37

Non-vested Stock Grant

Restricted shares vest ratably over a 5-year period. The fair value of the non-vested stock grants is measured on the grant date and recognized in earnings over the requisite service period.

The following table summarizes non-vested stock activity from December 31, 2005 through September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested balance at December 31, 2005	7,500	$33.34
Shares granted	4,895	28.49
Shares vested	—	—
Shares forfeited	(4,895)	28.49

Non-vested balance at September 30, 2006	7,500	$33.34

As of September 30, 2006, there was approximately $204,000 of total unrecognized compensation cost related to non-vested stock grants under the Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years. Pursuant to SFAS 123R, the approximate $241,000 of deferred stock compensation recorded as a reduction to shareholders’ equity at December 31, 2005 is no longer reported as a separate component of shareholders’ equity and has been reclassified to additional paid-in capital.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding—basic	23,173	22,757	23,100	22,693
Effect of dilutive securities	835	988	858	920

Weighted average common and common equivalent shares outstanding—diluted	24,008	23,745	23,958	23,613

6.	IMPAIRMENT LOSS

During the first quarter of 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

7.	COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under United States generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is composed of unrealized gain (loss) on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain (loss) was an increase of $17,000 to shareholders’ equity for the nine months ended September 30, 2006 and a decrease of $33,000 to shareholders’ equity for the nine months ended September 30, 2005.

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

In May 2006, the Company acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11,972,000. The consideration given for the acquisition included approximately $11,155,000 in cash and $817,000 in an assumed capital lease obligation. The center purchased in California will further expand the Company’s presence into a second local market in the California area. The allocation of the purchase price is to tangible assets of $910,000, non-compete agreements of $870,000, amortized over 7 years, and goodwill of $10,192,000.

In August 2006, the Company acquired the assets of a radiation treatment center located in Bel Air, Maryland for approximately $6,808,000. The consideration given for the acquisition included approximately $6,801,000 in cash and $7,000 in assumed liabilities. The center purchased in Maryland will further expand the Company’s presence into its Central Maryland local market. The allocation of the purchase price is to tangible assets of $2,470,000, non-compete agreements of $10,000, amortized over 3 years, and goodwill of $4,328,000.

In September 2006, the Company acquired the assets of a radiation treatment center located in Beverly Hills, California for approximately $18,994,000. The center purchased in California will further expand the Company’s presence into its Los Angeles local market complementing the Santa Monica radiation center purchased in May 2006. The allocation of the purchase price is to tangible assets of $738,000, non-compete agreements of $858,000, amortized over 5 years, and goodwill of $17,398,000.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition.

9.	LEGAL PROCEEDINGS

As previously disclosed, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). There were no material developments in this matter during the quarter ended September 30, 2006. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of September 30, 2006 we provided radiation therapy services in 69 treatment centers. Our treatment centers are clustered into 23 local markets in 14 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Rhode Island, and West Virginia. Of these 69 treatment centers, 22 treatment centers were internally developed, 37 were acquired and 10 involve hospital-based treatment centers. We have recently expanded our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

For the three and nine months ended September 30, 2006, our total revenues grew by 24.0% and 32.6%, respectively while our net income grew by 19.6% and 26.2%, respectively for the same periods of the prior year. For the three and nine months ended September 30, 2006, we had total revenues of $69.5 million and $216.1 million, respectively.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,		Nine Months September 30, 2006
	2004	2005
Treatment centers at beginning of period	51	56	68
Internally developed	3	2	—
Internally (consolidated)	—	(2)	—
Acquired	3	10	3	*
Hospital-based	(1)	2	(2)

Treatment centers at period end	56	68	69

Local markets at period end	19	22	23

*	Excludes the acquisition of the Bel Air, Maryland radiation treatment center, as we expect to combine the external beam treatments done at our Belcamp, Maryland radiation treatment center.

During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Number of treatment days	63	64		191	192
Total treatments – freestanding centers	88,798	83,723	6.1%	276,323	242,010	14.2%
Treatments per day – freestanding centers	1,409	1,308	7.7%	1,447	1,260	14.8%
Percentage change in revenue per treatment – freestanding centers – same practice basis	14.7%	10.3%		17.2%	10.2%
Percentage change in treatments per day – freestanding centers – same practice basis	0.2%	2.2%		2.2%	1.5%
Local markets at period end	23	21	9.5%
Treatment centers - freestanding	59	55	7.3%
Treatment centers - hospital	10	12	(16.7%)

	69	67	3.0%

Days sales outstanding for the quarter	65	55

Percentage change in total revenues – same practice basis	12.5%	13.9%		17.4%	14.6%
Net patient service revenue – professional services only (in thousands)	$6,640	$3,901		$19,389	$11,477

Our revenue growth is primarily driven by entering new markets, increasing the utilization and revenue per treatment at our existing centers and by benefiting from demographic and population trends in most of our local markets. New centers are added to existing markets based on capacity, convenience, and competitive considerations. Our net income growth is primarily driven by revenue growth and the leveraging of our technical and administrative infrastructures.

For the nine months ended September 30, 2006, net patient service revenue comprised 96.4% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 35 of our radiation treatment centers we employ the physicians, and in 34 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the nine months ended September 30, 2006, 31.5% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the nine months ended September 30, 2006, other revenue comprised approximately 3.6% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

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

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Increased costs associated with being a public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

•	Continued affiliation with physician specialties other than radiation oncology.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty-six months, we have acquired 20 treatment centers and internally developed 5 treatment centers.

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

During the second quarter of 2005 we were awarded a contract to develop a state of the art radiation center at the prestigious Roger Williams Hospital in Providence, Rhode Island. As of June 1, 2005 we were providing professional services at the hospital. We have also obtained a certificate of need and are developing a joint venture freestanding radiation therapy center with the hospital.

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

In January 2006, we acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1.8 million. The center purchased in Alabama will further expand our presence in its Southeastern Alabama local market. We expanded the availability of advanced radiation therapy treatment modalities in this service area.

In May 2006, we acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $12.0 million. The center purchased in California will further expand our presence into a second local market in the California area.

In August 2006, we acquired the assets of a radiation treatment center located in Bel Air, Maryland for approximately $6.8 million. The center purchased in Maryland will further expand our presence in our Central Maryland local market.

In September 2006, we acquired the assets of a radiation treatment center located in Beverly Hills, California for approximately $19.0 million. The center purchased in California will further expand our presence into our Los Angeles local market complementing the Santa Monica radiation center we purchased in May 2006.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2005 and 2006.

	Year Ended December 31, 2005	Nine Months Ended September 30,
		2005	2006
Payer
Medicare and Medicaid	50.4%	51.2%	52.4%
Commercial	47.3	46.5	45.8
Self pay	2.3	2.3	1.8

Total net patient service revenue	100.0%	100.0%	100.0%

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

On February 15, 2006, CMS hosted a Town Hall meeting in Washington to explain its current thinking on modifications to its practice expense methodology for establishing practice expense values for services paid under the Medicare physician fee schedule. On June 29, 2006, CMS announced proposed regulations implementing changes to the practice expense methodologies as part of the preliminary 2007 Medicare physician fee schedule. On November 1, 2006, CMS released its final rule to the 2007 Medicare physician fee schedule. The final rule included specific reimbursement codes for stereotactic procedures. Based on our preliminary review of the 2007 fee schedule, we do not expect the fee schedule to have a material impact on the reimbursement of our services.

Commercial

Commercial sources include private health insurance as well as related payments for co-insurance and co-payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is from managed care business and is attributable to contracts where a set fee is negotiated relative to services provided by our treatment centers. We do not have any contracts that individually represent over 10% of our total net patient service revenue. We receive our managed care contracted revenue under two primary arrangements. Approximately 98% of our managed care business is attributable to contracts where a fee schedule is negotiated for services provided at our treatment centers. Approximately 2% of our net patient service revenue is attributable to contracts where we bear utilization risk. Although the terms and conditions of our managed care contracts vary considerably, they are typically for a one-year term and provide for automatic renewals. If payments by managed care organizations and other private third-party payers decrease, then our total revenues and net income could decrease.

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self pay portion of our business is less than it would be in other circumstances.

Billing and Collections

Our billing system utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, are automatically adjusted to the allowable payment amount at time of billing. For all other payers, the contractual adjustment is recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

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

Charges are posted to the billing system by our office financial managers. After charges are posted, edits are performed, any necessary corrections are made and billing forms are generated, then sent electronically to our clearinghouse. Any bills not able to be processed through the clearinghouse are printed and mailed from our central billing office. Statements are automatically generated from our billing system and mailed to the patient on a monthly basis for any amounts still outstanding. Daily, weekly and monthly accounts receivable analysis reports are utilized by staff and management to prioritize accounts for collection purposes, as well as to identify trends and issues. Strategies to respond proactively to these issues are developed at weekly and monthly team meetings. Our write-off process is manual and our process for collecting accounts receivable is dependent on the type of payer as set forth below.

Self-Pay Balances. We administer self-pay account balances through our central billing office and our policy is to send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency, as appropriate, recorded as a bad debt and written off. Balances under $50 are written off but not sent to the collection agency. All accounts are specifically identified for write-offs and accounts are written off prior to being submitted to the collection agency.

Medicare, Medicaid and Commercial Payer Balances. Our central billing office staff expedites the payment process from insurance companies and other payers via electronic inquiries, phone calls and automated letters to ensure timely payment. Our billing system generates standard aging reports by date of billing in increments of 30 day intervals. The collection team utilizes these reports to assess and determine the payers requiring additional focus and collection efforts. Our accounts receivable exposure on Medicare, Medicaid and commercial payer balances are largely limited to contractual adjustments. Our exposure to bad debts on balances relating to these types of payers over the years has been de minimus.

In the event of denial of payment, we follow the payer’s standard appeals process, both to secure payment and to lobby the payers, as appropriate, to modify their medical policies to expand coverage for the newer and more advanced treatment services that we provide which, in many cases, is the payer’s reason for denial of payment. If all reasonable collection efforts with these payers have been exhausted by our central billing office staff, the account receivable is written-off to the contractual allowance.

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

Net Patient Service Revenue and Allowances for Contractual Discounts. We have agreements with third-party payers that provide us payments at amounts different from our established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payers and others for services rendered. Net patient service revenue is recognized as services are provided. Medicare and other governmental programs reimburse physicians based on fee schedules, which are determined by the related government agency. We also have agreements with managed care organizations to provide physician services based on negotiated fee schedules. Accordingly, the revenues reported in our interim condensed consolidated financial statements are recorded at the amount that is expected to be received.

We derive a significant portion of our revenues from Medicare, Medicaid and other payers that receive discounts from our standard charges. We must estimate the total amount of these discounts to prepare our consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

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

During the nine months ended September 30, 2006 and 2005, approximately 52.4% and 51.2%, respectively of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Uncollectible Accounts. Accounts receivable are reported net of estimated allowances for uncollectible accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations (other than Medicare) of receivables is limited due to the large number of insurance companies and other payers that provide payments for our services. We do not believe that there are any other significant concentrations of receivables from any particular payer that would subject us to any significant credit risk in the collection of our accounts receivable.

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

New Pronouncements

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net patient service revenue	96.9%	96.7%	96.4%	95.4%
Other revenue	3.1	3.3	3.6	4.6

Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Salaries and benefits	52.0	52.2	49.8	50.2
Medical supplies	2.6	2.5	2.7	2.6
Facility rent expenses	3.4	3.5	3.2	3.4
Other operating expenses	5.2	4.6	4.3	4.3
General and administrative expenses	10.9	11.3	10.3	10.3
Depreciation and amortization	6.3	5.2	5.6	4.7
Provision for doubtful accounts	2.7	4.7	3.3	3.6
Interest expense, net	3.3	2.7	3.1	2.2
Impairment loss	0.0	0.0	0.0	0.8

Total expenses	86.4	86.7	82.3	82.1

Income before minority interests	13.6	13.3	17.7	17.9
Minority interests in net losses (earnings) of consolidated entities	(0.9)	(0.2)	(0.3)	0.4

Income before income taxes	12.7	13.1	17.4	18.3
Income tax expense	4.9	5.0	6.7	7.1

Net income	7.8%	8.1%	10.7%	11.2%

Comparison of the Three Months Ended September 30, 2006 and 2005

Total revenues. Total revenues increased by $13.5 million, or 24.0%, from $56.0 million for the three months ended September 30, 2005 to $69.5 million for the three months ended September 30, 2006. Approximately $7.2 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 4 new treatment centers and the opening of 2 new de novo centers as follows:

Date	Sites	Location	Market	Type
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Desert, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition

Approximately $6.3 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $6.9 million, or 23.5%, from $29.2 million for the three months ended September 30, 2005 to $36.1 million for the three months ended September 30, 2006. Salaries and benefits as a percentage of total revenues decreased from 52.2% for the three months ended September 30, 2005 to 52.0% for the three months ended September 30, 2006. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and in 2006 contributed to a $2.9 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $4.0 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits. The $4.0 million increase in existing local markets includes a one-time severance payment to a former executive of approximately $0.5 million.

Medical supplies. Medical supplies increased by $0.4 million, or 30.3%, from $1.4 million for the three months ended September 30, 2005 to $1.8 million for the three months ended September 30, 2006. Medical supplies as a percentage of total revenues increased from 2.5% for the three months ended September 30, 2005 to 2.6% for the three months ended September 30, 2006. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.3 million, or 17.4%, from $2.0 million for the three months ended September 30, 2005 to $2.3 million for the three months ended September 30, 2006. Facility rent expenses as a percentage of total revenues decreased from 3.5% for the three months ended September 30, 2005 to 3.4% for the three months ended September 30, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to the expansion into new local markets in California and Rhode Island and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama.

Other operating expenses. Other operating expenses increased by $1.0 million or 39.1%, from $2.6 million for the three months ended September 30, 2005 to $3.6 million for the three months ended September 30, 2006. Other operating expenses as a percentage of total revenue increased from 4.6% for the three months ended September 30, 2005 to 5.2% for the three months ended September 30, 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.4 million of the increase was related to the expansion into new local markets in California and Rhode Island, and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama and $0.6 million increase in our remaining existing local markets.

General and administrative expenses. General and administrative expenses increased by $1.2 million or 19.6%, from $6.3 million for the three months ended September 30, 2005 to $7.5 million for the three months ended September 30, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 11.3% for the three months ended September 30, 2005 to 10.9% for the three months ended September 30, 2006. The increase of $1.2 million in general and administrative expenses was due to an increase of approximately $0.5 million relating to the growth in the number of our local markets, and approximately $0.8 million in our existing local markets. The increase in the existing local markets was primarily attributable to approximately $0.7 million in malpractice insurance costs.

Depreciation and amortization. Depreciation and amortization increased by $1.5 million, or 52.2%, from $2.9 million for the three months ended September 30, 2005 to $4.4 million for the three months ended September 30, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 5.2% for the three months ended September 30, 2005 to 6.3% for the three months ended September 30, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.6 million. Approximately $0.4 million of the increase was attributable to the expansion into new local markets in California and Rhode Island and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama.

Provision for doubtful accounts. Provision for doubtful accounts decreased by $0.7 million, or 28.6%, from $2.6 million for the three months ended September 30, 2005 to $1.9 million for the three months ended September 30, 2006. Provision for doubtful accounts as a percentage of total revenues decreased from 4.7% for the three months ended September 30, 2005 to 2.7% for the three months ended September 30, 2006. The decrease is primarily attributable to the additional provision for doubtful accounts added to the third quarter 2005 estimates as a result of the major acquisitions completed during the second quarter of 2005 and were updated as a result of our review of the provision for doubtful accounts during the third quarter of 2006.

Interest expense, net. Interest expense, net increased by $0.8 million, or 52.6%, from $1.5 million for the three months ended September 30, 2005 to $2.3 million for the three months ended September 30, 2006. Interest expense as a percentage of total revenues increased from 2.7% in 2005 to 3.3% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and 2006 and borrowings under capital lease financing arrangements of approximately $23.8 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $0.9 million, or 19.6%, from $4.5 million in net income for the three months ended September 30, 2005 to $5.4 million for the three months ended September 30, 2006. Net income represents 7.8% and 8.1% of total revenues for the three months September 30, 2006 and 2005, respectively.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Total revenues. Total revenues increased by $53.2 million, or 32.6%, from $162.9 million for the nine months ended September 30, 2005 to $216.1 million for the nine months ended September 30, 2006. Approximately $29.3 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 14 new treatment centers and the opening of 2 new de novo centers as follows:

Date	Sites	Location	Market	Type
April 2005	1	Martinsburg, West Virginia	Central Maryland	Acquisition
May 2005	5	Las Vegas, Nevada	Las Vegas, Nevada	Acquisition
June 2005	1	Holyoke, Massachusetts	Massachusetts	Acquisition
June 2005	1	Scottsdale, Arizona	Arizona	Acquisition
June 2005	1	Greenbelt, Maryland	Central Maryland	Acquisition
June 2005	1	Belcamp, Maryland	Central Maryland	Acquisition
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Desert, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition

Approximately $23.9 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $25.7 million, or 31.4%, from $81.8 million for the nine months ended September 30, 2005 to $107.5 million for the nine months ended September 30, 2006. Salaries and benefits as a percentage of total revenues decreased from 50.2% for the nine months ended September 30, 2005 to 49.8% for the nine months ended September 30, 2006. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and 2006 contributed to a $15.5 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $10.2 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits. The $10.2 million increase in existing local markets includes a one-time severance payment to a former executive of approximately $0.5 million.

Medical supplies. Medical supplies increased by $1.4 million, or 33.5%, from $4.3 million for the nine months ended September 30, 2005 to $5.7 million for the nine months ended September 30, 2006. Medical supplies as a percentage of total revenues increased from 2.6% for the nine months ended September 30, 2005 to 2.7% for the nine months ended September 30, 2006. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005 and 2006. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.2 million, or 22.5%, from $5.6 million for the nine months ended September 30, 2005 to $6.8 million for the nine months ended September 30, 2006. Facility rent expenses as a percentage of total revenues decreased from 3.4% for the nine months ended September 30, 2005 to 3.2% for the nine months ended September 30, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $1.4 million of the increase related to the expansion into new local markets and $0.1 million increase in our existing local markets, offset by a reduction in facility rent expense of approximately $0.3 million relating to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market during the second quarter of 2005.

Other operating expenses. Other operating expenses increased by $2.2 million or 31.4%, from $7.0 million for the nine months ended September 30, 2005 to $9.2 million for the nine months ended September 30, 2006. Other operating expenses as a percentage of total revenues was 4.3% for the nine months ended September 30, 2005 and 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.6 million of the increase was related to the expansion into new local markets and $0.6 million increase in our remaining existing local markets.

General and administrative expenses. General and administrative expenses increased by $5.6 million or 33.5%, from $16.7 million for the nine months ended September 30, 2005 to $22.3 million for the nine months ended September 30, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues was 10.3% for the nine months ended September 30, 2005 and 2006. The increase of $5.6 million in general and administrative expenses was due to an increase of approximately $2.0 million relating to the growth in the number of our local markets, and approximately $4.1 million in our existing local markets offset by a decrease of $0.5 million due to the write-off of deferred financing costs in March 2005. The increase in the existing local markets was primarily attributable to approximately $2.2 million in malpractice insurance costs and approximately $1.0 million in professional fees.

Depreciation and amortization. Depreciation and amortization increased by $4.4 million, or 58.4%, from $7.7 million for the nine months ended September 30, 2005 to $12.1 million for the nine months ended September 30, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.7% for the nine months ended September 30, 2005 to 5.6% for the nine months ended September 30, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.7 million. Approximately $2.2 million of the increase was attributable to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.4 million, or 24.4%, from $5.8 million for the nine months ended September 30, 2005 to $7.2 million for the nine months ended September 30, 2006. Provision for doubtful accounts as a percentage of total revenues decreased from 3.6% for the nine months ended September 30, 2005 to 3.3% for the nine months ended September 30, 2006. Approximately $1.1 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona and Massachusetts and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama and the balance within our remaining existing local markets as a result of the growth in our accounts receivable due to services of advanced new technology procedures.

Interest expense, net. Interest expense, net increased by $3.2 million, or 89.5%, from $3.6 million for the nine months ended September 30, 2005 to $6.8 million for the nine months ended September 30, 2006. Interest expense as a percentage of total revenues increased from 2.2% in 2005 to 3.1% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and 2006 and borrowings under capital lease financing arrangements of approximately $23.8 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $4.8 million, or 26.2%, from $18.3 million in net income for the nine months ended September 30, 2005 to $23.1 million for the nine months ended September 30, 2006. Net income represents 10.7% and 11.2% of total revenues for the nine months ended September 30, 2006 and 2005, respectively.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We generally fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on our balance sheets. The construction of de novo treatment centers may be funded directly by third parties or by members of the board of directors and executive management and then leased by us or funded and owned by us. We have a $25 million commitment from a commercial bank for sale-leaseback financing of which $24 million is currently available. The commitment, subject to various restrictions, is scheduled to be available through November 2006. We have no current plans to renew the sale-leaseback financing arrangement. We finance our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine-month periods ended September 30, 2006 and 2005, was $31.5 million, and $21.6 million, respectively.

Net cash provided by operating activities increased by $9.9 million from $21.6 million for the nine month period ended September 30, 2005 to $31.5 million for the nine month period ended September 30, 2006. Net cash provided by operating activities was affected by income tax payments made in 2006 of approximately $13.2 million, as compared to tax payments of approximately $12.6 million made in 2005, offset by an increase in our net income. Accounts receivable, net increased by $8.6 million from the prior year due primarily to our expansion into new local markets in California, Rhode Island, West Virginia, Arizona, and Massachusetts and in existing local markets in Florida, Maryland, Nevada and Southeastern Alabama.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine-month periods ended September 30, 2006 and 2005, was $48.4 million, and $59.7 million, respectively.

Net cash used in investing activities decreased by $11.3 million from $59.7 million for the nine month period ended September 30, 2005 to $48.4 million for the nine month period ended September 30, 2006. Net cash used in investing activities was impacted by approximately $38.8 million from the acquisitions of radiation center assets during 2006 as compared to approximately $42.8 million of acquisitions in 2005. Approximately $13.4 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Approximately $5.5 million for the sale of marketable securities during the nine months ended September 30, 2006 as compared to the purchases of marketable securities of $3.5 million for the nine months ended September 30, 2005 contributed to the change in our investing activities. The sale of the marketable securities in 2006 was used to fund a portion of the purchase price of our Santa Monica facility in May 2006.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2006 and 2005, was $20.5 million, and $38.2 million, respectively.

The decrease in cash provided by financing activities was primarily attributable to the borrowing of approximately $42.0 million for the acquisition of the treatment centers in 2005 compared to $22.9 million in borrowings in 2006. Repayments of debt of approximately $7.5 million in 2006 primarily for capital lease obligations and additional prepayments of $1.8 million under our senior secured credit facility impacted cash flow from financing activities during 2006. The receipt of $3.9 million from the exercise of stock options and the tax benefit of $1.4 million from stock option exercise also impacted cash flow from financing activities during 2006. Costs relating to the refinancing of the senior secured credit facility were approximately $0.6 million in 2005.

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

The Term B loan requires quarterly payments of $250,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided our leverage ratio is below 2.00 to 1.00. At June 30, 2006, our leverage ratio was below 2.00 to 1.00 and we reduced our interest rate on the Term B loan by 25 basis points.

Our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. Mandatory prepayments include prepayments to the Term B portion of the senior secured credit facility from proceeds from asset dispositions and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. Beginning with the year ended December 31, 2006, we are required to prepay the Term B portion of the senior secured credit facility of up to 50% of excess cash flow if our leverage is equal to or greater than 2.75 to 1.00. To date we have not been required to make such prepayments. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points.

As of September 30, 2006, we had $150.4 million of outstanding debt, $9.5 million of which was classified as current. Of the $150.4 million of outstanding debt, $120.4 million was outstanding to lenders under our senior secured credit facility, and $30.0 million was outstanding under capital leases and other miscellaneous indebtedness. As of September 30, 2006, of the outstanding borrowings under our senior secured credit facility, $1.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of September 30, 2006.

We currently maintain three lease lines of credit with three financial institutions for the purpose of leasing medical equipment in the total commitment amount of $30 million. As of September 30, 2006, we had $20.4 million available under the three lease lines of credit.

Effective November 2004, we entered into a lease line of credit with a financial institution for the purpose of arranging a sale/leaseback of our medical facilities in the commitment amount of $25 million. This arrangement provides us the availability to sell future medical facilities that are constructed by our construction company and lease them back with lease terms of 15 to 20 years with four consecutive renewal options of five years each. As of September 30, 2006 we had $24.2 million available under the lease line of credit. The commitment, subject to various restrictions, is scheduled to be available through November 2006. We have no current plans to renew the sale-leaseback financing arrangement.

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

As of September 30, 2006, we have interest rate exposure on $100.4 million of our senior secured credit facility. Our debt obligations subject to floating rates at September 30, 2006 include $100.4 million of variable rate debt at an approximate average interest rate of 7.4% as of September 30, 2006. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.0 million on a calendar year basis.

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

As previously reported, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers of the Company, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). There were no material developments in this matter during the quarter ended September 30, 2006. Since by its inherent nature a derivative suit seeks to recover alleged damages on behalf of the company involved, the Company does not expect the ultimate resolution of this derivative suit to have a material adverse effect on its results of operations, financial position or cash flows.

Item 1A.	Risk Factors.

You should carefully consider the “Risk Factors” section of our 2005 Annual Report on Form 10-K filed with the SEC on February 17, 2006 in evaluating us and our business before making an investment decision. The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of September 30, 2006. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of September 30, 2006, we had outstanding debt of $150.4 million. Approximately $168.6 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $123.5 million as of December 31, 2005. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

On November 1, 2006, California Radiation Therapy Services, Inc. (“CRTMSI”), a wholly-owned subsidiary of Radiation Therapy Services, Inc. (the “Company”), and 21st Century Oncology of California, a Medical Corporation (“21st Century”), a related party professional corporation owned by Company Director Michael J. Katin, M.D., entered into a Second Addendum to the Management Services Agreement between CRTMSI and 21st Century, to include the Beverly Hills radiation treatment center as an additional office location under the Management Services Agreement. As a consequence, the Management Services Agreement, which was assumed by CRTMSI in its acquisition of certain assets from Beverly Hills Radiation Oncology on September 8, 2006, relative to management services provided by CRTMSI at the Beverly Hills center was terminated. As a result of the inclusion of the Beverly Hills center under the Management Services Agreement, compensation to be paid to CRTMSI will be made on the basis of a percentage of net collections, as defined, which is similar to other arrangements under the Company’s operating model in corporate practice of medicine states.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description
10.1	Transfer of Project and First Amendment to Lease Agreement dated September 25, 2006 by and between Colonial Radiation Associates and 21st Century Oncology, Inc.

10.2	Management Services Agreement dated September 8, 2006 between Beverly Hills Radiation Oncology and 21st Century Oncology of California, a Medical Corporation

10.3	Second Amendment to Management Services Agreement dated November 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation

10.4	Termination of Management Services Agreement dated November 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: November 2, 2006	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President and Chief Financial Officer