Form 10-K
period 2006-12-31
RADIATION THERAPY SERVICES INC
filed 2007-02-15
CIK 1056904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the shares of common stock of Radiation Therapy Services, Inc. held by non-affiliates based upon the closing price on June 30, 2006, was approximately $332.2 million.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

As of February 1, 2007, the number of outstanding shares of common stock of Radiation Therapy Services, Inc. was 23,427,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Overview

We are a provider of radiation therapy services to cancer patients. We own, operate and manage treatment centers focused principally on providing comprehensive radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of December 31, 2006, we provided radiation therapy in 66 freestanding and 10 hospital-based treatment centers. In 2006 we acquired 11 treatment centers including 7 in Southeastern Michigan. Our treatment centers are clustered into 24 local markets in 15 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. In our 24 years of operation, we have developed a standardized operating model that enables our treatment centers to deliver high-quality, cost-effective patient care. We have a highly experienced management team and a number of our senior radiation oncologists are nationally recognized by the American College of Radiation Oncology for excellence and leadership in the field of radiation oncology. We also have affiliations with physicians specializing in other areas including gynecological and surgical oncology and urology in a limited number of our markets to strengthen our clinical working relationships.

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

Industry Overview

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. In 2007, the American Cancer Society estimates there will be 1.5 million new cancer cases diagnosed in the United States and that cancer will account for one in every four deaths.

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

Radiation Therapy Market. According to the American Society for Therapeutic Radiology and Oncology, it is estimated that there are approximately 4,200 radiation oncologists in the United States and over 2,200 hospital and freestanding radiation therapy centers. We believe that growth in the radiation therapy market will be driven by the following trends:

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

Emphasize Patient Service. We focus on providing our patients with an environment that minimizes the stress and uncertainty of being diagnosed with and treated for cancer. Our goal is to see patients within 24 hours of a referral and begin treatment as soon as possible thereafter. Our radiation oncologist discusses the proposed treatment, the possible side effects and the expected results of treatment with the patient and is available to respond to questions or concerns at any time. Other services we provide include nutritional counseling and assistance with reimbursement from third-party payers. We believe that our focus on patient service enhances the quality of care provided and differentiates us from other radiation therapy providers.

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

Cluster Our Treatment Centers In Local Markets. We cluster treatment centers in our local markets, which enables us to offer our patients a wide array of radiation therapy services in a cost-effective manner. By concentrating our treatment centers within a given geography, we are able to leverage our investment in advanced treatment technologies and our clinical and operational expertise across a larger patient population. Treatment centers in each of our clusters also share support services, such as physics, which leads to lower operating costs per treatment center. We are also able to better leverage our relationships with managed care payers due to the number of patients treated within our local markets.

Continually Enhance Operational Efficiencies. During our 24 years of operations, we have developed a standardized operating model that enables our treatment centers to cost-effectively deliver high-quality patient care. We continue to enhance our operating performance through the use of established protocols and procedures in our clinical operations. Furthermore, we have a centralized approach to business functions such as accounting, administration, billing, collection, marketing and purchasing, which we believe results in significant economies of scale and operating efficiencies.

Our Growth Strategy

Our growth strategy is to further increase our market share within our established local markets and selectively expand into new local markets. The key elements of our growth strategy are to:

Increase Revenue and Profitability of Our Existing Treatment Centers

We plan to increase revenue and profitability at our treatment centers within established local markets by:

•	increasing clinical referrals from physicians;

•	expanding our offering of advanced treatment services;

•	affiliating with physicians specializing in other areas including gynecological and surgical oncology and urology;

•	adding additional radiation oncologists; and

•	entering into additional payer relationships.

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

Selectively Enter New Local Markets

We plan to selectively expand into new local markets through acquisition, new treatment center development and strategic alliances and joint ventures. We evaluate potential expansion into new local markets based on:

•	demographic characteristics, including the number and concentration of Medicare recipients, population trends and historical and projected patient population growth and radiation treatment volumes;

•	the extent to which we may have any pre-existing relationships with physicians or hospitals;

•	the current competitive landscape of existing freestanding or hospital-based radiation treatment centers;

•	the payer environment; and

•	the regulatory environment.

Expand Through Acquisitions. We plan to enter new local markets through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. We seek to acquire treatment centers with leading radiation oncologists, strong clinical referral sources and substantial prospects for growth. We believe that significant opportunity exists to add value to acquired treatment centers by providing advanced radiation therapy technology and services and by implementing our proven operating model, which includes our standardized operating systems. In 2006 we entered 2 new local markets and we acquired 11 treatment centers. We have entered 12 local markets through acquisitions and have acquired 44 treatment centers to date.

Expand Through New Treatment Center Development. Where desirable, we plan to enter new local markets by internally developing new radiation treatment centers. To date, we have established 22 treatment centers in 9 local markets located in California, Florida, Maryland, Nevada and Rhode Island by internally developing new radiation treatment centers. Although we did not internally develop any new treatment centers in 2006, we currently plan to develop new treatment centers in our new local markets in Palm Springs, California and Scottsdale, Arizona, as well as add centers to our existing markets in southwest Florida.

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

Expand Through Affiliations with Other Oncologists and Specialists. Healthcare is delivered locally, and in certain local markets, it may be advantageous to fully integrate with key physicians with medical specialties other than radiation oncology. As the practice of oncology and radiation oncology has become increasingly sophisticated, there has been a need to integrate other medical specialties in our operations. High precision radiation therapy requires close cooperation with other physicians, often from the surgical fields, to be able to target and treat tumors. In these instances, we believe we can further strengthen both our clinical working relationships and our standing in the local oncology field. We currently operate as a group practice in a limited number of our markets, principally with other oncologists, including gynecological and surgical oncologists, and, beginning in December 2005, in one local market with urologists. We plan to continue to seek affiliations with physicians having specialties other than radiation oncology where desirable.

Operations

We have 24 years of experience operating radiation treatment centers. We have developed an integrated operating model, which is comprised of the following key elements:

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

Coding and Billing. Coding involves the translation of data from a patient’s medical chart to our billing system for submission to third-party payers. Our treatment centers provide radiation therapy services under approximately 60 different professional and technical codes, which determine reimbursement. Our Medical Director along with our certified professional coders work together to establish coding and billing rules and procedures to be utilized at our radiation treatment centers providing consistency across centers. In each radiation treatment center, our office financial manager is in charge of executing these rules and procedures with the trained personnel located at each treatment center. To provide an external check on the integrity of the coding process, we have retained the services of a third-party consultant to review and assess our coding procedures and processes on a periodic basis. Billing and collection functions are centrally performed by a staff at our executive offices.

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

Clinical Research. We believe that a well-managed clinical research program enhances the reputation of our radiation oncologists and our ability to recruit new radiation oncologists. Our treatment centers participate in national cooperative group trials and we have a full-time, in-house research staff to assure compliance with such trials and to perform related outcome analyses. We maintain a proprietary database of information on over 77,000 patients. The data collected includes tumor characteristics such as stage, histology and grade, radiation treatment parameters, other treatments delivered, complications and information on disease recurrences. In addition, follow-up data on disease status and patient survival rates are collected. This data can be used by the radiation oncologists to conduct research and improve patient care. We also assist the radiation oncologists with research in the form of outcome studies. These studies often are presented at international conferences and published in trade journals. To date, our radiation oncologists have published more than 215 articles in peer reviewed journals and related periodicals.

School of Radiation Therapy. In 1989, we founded The Radiation Therapy School for Radiation Therapy Technology, which is accredited by the Joint Review Committee on Education in Radiologic Technology. The school trains individuals to become radiation therapists. Upon graduation, students become eligible to take the national registry examination administered by the American Registry of Radiologic Technologists. Radiation therapists are responsible for administering treatments prescribed by radiation oncologists and monitoring patients while under treatment. Since opening in 1989, the school has produced 97 graduates, 49 of whom are currently employed by us.

Recognizing a growing need for individuals trained in treatment planning, we founded the School for Medical Dosimetry in 2005. Currently, two senior and four junior students are enrolled in this program. Among other duties, the medical dosimetrists, under the supervision of the medical physicist, are responsible for developing an appropriate treatment plan according to the radiation oncologist’s prescribed dose for each patient. Upon graduation, these students are eligible to sit for the certifying examination administered by the Medical Dosimetry Certification Board.

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

Image Guided Radiation Therapy. This technology provides the radiation oncologist with a mechanism to achieve increased precision in radiation therapy targeting. The technique utilizes high-resolution x-rays, CT scans or ultrasound imaging to pinpoint internal tumor sites before treatment and overcomes the limitations of conventional skin marking traditionally used for patient positioning. IGRT represents the convergence of medical imaging and high precision external beam therapy.

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

Stereotactic Radiosurgery / Stereotactic Radiotherapy. Stereotactic radiosurgery / radiotherapy involves a single or a few intense high-dose fraction(s) of radiation to a small area. This form of therapy typically is used to treat tumors that cannot be treated by other means, such as surgery or chemotherapy. Precise calculations for radiation delivery are required. Treatment also requires extensive clinical planning and is provided in conjunction with the referring surgeon and under the direct supervision of a radiation oncologist and a physicist. Stereotactic radiosurgery often involves very careful immobilization of the patient. For example, cranial radiosurgery might involve the use of a neurosurgical head frame to assure precise tumor localization. With recent advances in imaging technologies, stereotactic technique can now be used to treat extra-cranial cancers to a higher dose with target localization and image verifications. These advances broaden the types of cancers that can be successfully treated with stereotactic radiosurgery.

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

All of our markets provide external beam treatments and following is a list of the advanced services and treatments that we offer within each of our 24 local markets as of December 31, 2006:

						Stereotactic		Brachytherapy
Local market	Year Established	Number of Centers	IMRT	3-D	IGRT	Cranial	Extra- Cranial	High Dose	Low Dose
Lee County—Florida	1983	5	✓	✓	✓	✓	✓	✓	✓
Charlotte/ Desoto Counties—Florida	1986	2	✓	✓	✓	✓	✓	✓	✓
Sarasota/ Manatee Counties—Florida	1992	4	✓	✓	✓	✓	✓	✓	✓
Collier County—Florida	1993	2	✓	✓	✓	✓	✓	✓	✓
Broward County—Florida	1993	4	✓	✓	✓	✓		✓	✓
Dade County—Florida	1996	2	✓	✓	✓				✓
Las Vegas, Nevada	1997	9	✓	✓	✓	✓	✓	✓	✓
Westchester/ Bronx—New York	1997	3	✓	✓	✓	✓	✓	✓	✓
Mohawk Valley, New York	1998	3	✓	✓	✓	✓		✓	✓
Delmarva Peninsula	1998	3	✓	✓	✓			✓	✓
Northwest Florida	2001	3	✓	✓	✓			✓	✓
Western North Carolina	2002	7	✓	✓				✓	✓
Palm Beach County—Florida	2002	1	✓	✓	✓			✓	✓
Central Kentucky	2003	3	✓	✓	✓			✓	✓
Florida Keys	2003	1	✓	✓	✓				✓
Southeastern Alabama	2003	2	✓	✓	✓			✓	✓
Central Maryland	2003	4	✓	✓	✓				✓
South New Jersey	2004	3	✓	✓	✓			✓	✓
Rhode Island	2004	3	✓	✓	✓	✓		✓	✓
Scottsdale, Arizona	2005	1	✓	✓	✓	✓		✓	✓
Holyoke, Massachusetts	2005	1	✓	✓				✓	✓
Palm Springs, California	2005	1	✓	✓	✓	✓	✓	✓	✓
Los Angeles, California	2006	2	✓	✓				✓	✓
Southeastern Michigan	2006	7	✓	✓				✓	✓

Treatment Centers

As of December 31, 2006, we owned, operated and managed 66 freestanding and 10 hospital-based treatment centers in our 24 local markets of which:

•	22 were internally developed;

•	44 were acquired; and

•	10 are hospital-based.

Internally Developed. As of December 31, 2006, we operated 22 internally developed treatment centers located in California, Florida, Maryland, Nevada and Rhode Island and although we did not internally develop any new treatment centers in 2006, we plan to continue developing new treatment centers within our local markets. Our team is experienced in the design and construction of radiation treatment centers, having developed 5 treatment centers in the past three years. Our newly-developed treatment centers typically achieve positive cash flow within six to twelve months after opening. The following table sets forth the locations and other information regarding each of our internally developed radiation treatment centers in our local markets as of December 31, 2006:

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
Northwest—Florida
Destin	2004	Owned
Crestview	2004	Owned
Palm Beach County—Florida
West Palm Beach (1)	2002	Owned
Las Vegas, Nevada
Henderson	2000	Managed
Lake Mead	2000	Managed
Central Maryland
Owings Mills (2)	2003	Owned
Rhode Island
Woonsocket (3)	2004	Owned
South County (4)	2005	Owned
Palm Springs, California
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

Acquired Treatment Centers. As of December 31, 2006, we operated 44 acquired treatment centers located in Alabama, Arizona, California, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, and West Virginia. Over the past three years, we have acquired 24 treatment centers of which 11 were acquired in 2006. We plan to continue to enter new markets through the acquisition of established treatment centers that provide us the opportunity to leverage our current infrastructure. As part of our ongoing acquisition strategy, we continually evaluate potential acquisition opportunities.

The following table sets forth the locations and other information regarding each of the acquired radiation treatment centers in our local markets as of December 31, 2006:

Treatment Center	Year	Owned/Managed
Broward County—Florida
Plantation	1993	Owned
Deerfield Beach	1994	Owned
Coral Springs	1994	Owned
Tamarac	1999	Owned
Northwest Florida
Fort Walton Beach	2001	Owned
Florida Keys
Key West	2003	Owned
Las Vegas, Nevada
Las Vegas (2 locations)	1997	Managed
Las Vegas (5 locations)	2005	Managed
Westchester/ Bronx—New York
Riverhill	1998	Managed
Delmarva Peninsula
Berlin, Maryland (1)	1998	Owned
Western North Carolina
Asheville	2002	Managed
Clyde	2002	Managed
Brevard	2002	Managed
Franklin	2002	Managed
Marion	2002	Managed
Rutherford	2002	Managed
Park Ridge	2003	Managed
Central Kentucky
Danville	2003	Owned
Louisville (2)	2003	Owned
Frankfort	2003	Owned
Southeastern Alabama
Dothan	2003	Managed
Opp	2006	Managed
South New Jersey
Woodbury	2004	Owned
Voorhees	2004	Owned
Willingboro	2004	Owned
Central Maryland
Martinsburg, West Virginia (3)	2005	Managed
Greenbelt, Maryland	2005	Managed
Belcamp, Maryland (4)	2005	Owned
Bel Air, Maryland	2006	Owned
Scottsdale, Arizona
Scottsdale	2005	Owned
Holyoke, Massachusetts
Holyoke	2005	Managed
Los Angeles, California
Santa Monica	2006	Managed
Beverly Hills	2006	Managed
Southeastern Michigan
Pontiac	2006	Managed
Madison Heights	2006	Managed
Clarkson	2006	Managed
Monroe	2006	Managed
Farmington Hills	2006	Managed
Eastpointe	2006	Managed
Macomb	2006	Managed

(1)	We have a 50.1% ownership interest in this treatment center

(2)	We have a 90.0% ownership interest in this treatment center.
(3)	We have a 60.0% ownership interest in this treatment center.
(4)	Belcamp treatment center included in the acquisition of the Bel Air, Maryland treatment center, as we expect to combine the external beam treatments.

Hospital-Based Treatment Centers. As of December 31, 2006, we operated 10 hospital-based treatment centers. We provide services at all of our hospital-based treatment centers pursuant to written agreements with the hospitals. At the Florida treatment centers, we provide the services of our radiation oncologists to the hospital and receive the professional fees charged for such services. We also provide physics and dosimetry services on a fee-for-service basis. In 1998, we entered into a joint venture arrangement with a hospital in Mohawk Valley—New York. We have a 37% interest in the joint venture, which provides equipment for the three treatment centers that provide service in the Mohawk Valley local market. We also manage these treatment centers pursuant to an agreement with the hospital. On May 15, 2002, we executed an administrative services agreement with a hospital in Bronx, New York to provide administrative services and do so for a monthly fixed fee. In addition, effective March 1, 2006, we extended an administrative services agreement with a hospital in Salisbury, Maryland to provide administrative services for a 34-month term for a monthly fixed fee. A professional corporation owned by certain of our shareholders provides the radiation oncologists for this treatment center and the treatment centers in Mohawk Valley—New York. In connection with our hospital-based treatment center services, we provide technical and administrative services. Professional services in New York are provided by physicians employed by a professional corporation owned by certain of our officers, directors and principal shareholders. Professional services consist of services provided by radiation oncologists to patients. Technical services consist of the non-professional services provided by us in connection with radiation treatments administered to patients. Administrative services consist of services provided by us to the hospital-based center. The contracts under which the hospital based treatment centers are provided service are generally three to seven years with terms for renewal. The following table sets forth the locations and other information regarding each of our hospital-based radiation treatment centers in our local markets as of December 31, 2006:

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

Treatment Center Structure

Arizona, Florida, Kentucky, Maryland, New Jersey, and Rhode Island Treatment Centers. In Arizona, Florida, Kentucky, Maryland, New Jersey, and Rhode Island we employ or contract with radiation oncologists and other healthcare professionals. Substantially all of our Florida, Kentucky, Maryland, New Jersey and Rhode Island radiation oncologists have employment agreements with us. While we exercise legal control over radiation oncologists we employ, we do not exercise control over, or otherwise influence, their medical judgment or professional decisions. Such radiation oncologists typically receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our radiation oncologists with uniform benefit plans, such as disability, retirement, life and group health insurance and medical malpractice insurance. The radiation oncologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in radiation oncology. We are responsible for billing patients, hospitals and third-party payers for services rendered by our radiation oncologists. Most of our employment agreements prohibit the physician from competing with us within a defined geographic area and prohibit solicitation of our radiation oncologists, other employees or patients for a period of one to two years after termination of employment.

Alabama, California, Delaware, Massachusetts, Michigan, Nevada, NewYork, North Carolina, and West Virginia Treatment Centers. Many states, including Alabama, California, Delaware, Massachusetts, Michigan, Nevada, New York, North Carolina, and West Virginia prohibit us from employing radiation oncologists. As a result, we operate our treatment centers in such states pursuant to administrative services agreements between professional corporations and our wholly-owned subsidiaries. In the states of Alabama, California and Massachusetts, our treatment centers are operated as physician office practices. We typically provide technical services to these treatment centers in addition to our administrative services. For the years ended December 31, 2005, and 2006 approximately 29.0% and 32.0% of our net patient service revenue, respectively, was generated by professional corporations with which we have administrative services agreements. The professional corporations with which we have administrative services agreements in California, Delaware, Massachusetts, Michigan, Nevada, New York, North Carolina and West Virginia are owned by certain of our executive officers, directors and shareholders, who are licensed to practice medicine in the respective state. In Alabama, the professional corporation with which we have an administrative services agreement is owned by a radiation oncologist licensed to practice medicine in Alabama.

Our administrative services agreements generally obligate us to provide certain treatment centers with equipment, staffing, accounting services, billing and collection services, management, technical and administrative personnel, assistance in managed care contracting and assistance in marketing. Our administrative services agreements typically provide for the professional corporations to pay us a fixed monthly service fee, which represents the fair market value of our services. It also provides for the parties to meet annually to reevaluate the value of our services and establish the fair market value. In Alabama, California, and Nevada we are paid a fee based upon a fixed percentage of global revenue. In Michigan, we are paid a fee based upon a fixed percentage of net income. The terms of our administrative services agreements with professional corporations range from 20 to 25 years and typically renew automatically for additional five-year periods. Under related agreements in certain states, we have the right to designate purchases of shares held by the physician owners of the professional corporations to qualified individuals under certain circumstances.

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

Employees

As of December 31, 2006, we employed approximately 1,240 persons. As of December 31, 2006, we were affiliated with 86 radiation oncologists of which 65 are employed by us. We do not employ any radiation oncologists in Alabama, California, Delaware, Massachusetts, Michigan, Nevada, New York, North Carolina or West Virginia. None of our employees is a party to a collective bargaining agreement and we consider our relationship with our employees to be good. There currently is a nationwide shortage of radiation oncologists, medical technicians and other medical support personnel, which makes recruiting and retaining these employees difficult. We provide competitive wages and benefits and offer our employees a professional work environment that we believe helps us recruit and retain the staff we need to operate and manage our treatment centers. In addition to our radiation oncologists we currently employ 11 gynecologic oncologists, 8 surgical oncologists and 17 urologists whose practices complement our business in four markets in Florida and in our Michigan operations.

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

Insurance

We are subject to claims and legal actions in the ordinary course of business. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts we believe are sufficient for our operations. We maintain professional malpractice liability insurance that provides primary coverage on a claims-made basis per incident and in annual aggregate amounts. Our professional malpractice liability insurance coverage is provided by Lexington Insurance Company and in turn reinsured by an insurance company owned by certain of our officers and directors. This insurance company is managed by an affiliate of Aon Corporation. The malpractice insurance provided by this insurance company varies in coverage limits for individual physicians. The insurance company also carries excess claims-made coverage through Lloyd’s of London in the aggregate amount of $15.0 million.

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

A violation of these laws could result in civil and criminal penalties, the refund of monies paid by government and/or private payers, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or the loss of a physician’s license to practice medicine. We believe we exercise care in our efforts to structure our arrangements and our practices to comply with applicable federal and state laws. We have a Medicare Compliance Committee that periodically reviews our procedures and a Corporate Compliance Program in place to review our practices. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court, or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

We estimate that approximately 53%, 50% and 52% of our net patient service revenue for 2004, 2005 and 2006, respectively, consisted of reimbursements from Medicaid and Medicare government programs. In order to be certified to participate in the Medicare and Medicaid programs, each provider must meet applicable regulations of the Department of Health and Human Services (HHS) relating to, among other things, the type of facility, operating policies and procedures, maintenance equipment, personnel, standards of medical care and compliance with applicable state and local laws. Our radiation treatment centers are certified to participate in the Medicare and Medicaid programs.

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

These statutes and regulations generally apply to services reimbursed by both governmental and private payers. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. We believe that we are in compliance with the self-referral law of each state in which we have a financial relationship with a physician. However, adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on our operating results and financial condition. In addition, expansion of our operations into new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could have a material adverse effect on our operating results and financial condition.

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

Coding and billing for radiation therapy is complex. We maintain a staff of coding professionals responsible for interpreting the services documented on the patients’ charts to determine the appropriate coding of services for billing of third-party payers. This staff provides coding and billing services for all of our treatment centers except for four treatment centers in New York. In addition, we do not provide coding and billing services to hospitals where we are providing only the professional component of radiation treatment services. We provide training for our coding staff and believe that our coding and billing expertise result in appropriate and timely reimbursement.

Cost Containment. We derived approximately 53%, 50% and 52% of our net patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively, from payments made by government sponsored healthcare programs, principally Medicare. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our financial condition and results of operations.

In recent years, the federal government has sought to constrain the growth of spending in the Medicare and Medicaid programs. Through the Medicare program, the federal government has implemented a resource-based relative value scale (RBRVS) payment methodology for physician services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. Changes in the RBRVS may result in reductions in payment rates for procedures provided by the Company. RBRVS-type payment systems also have been adopted by certain private third-party payers and may become a predominant payment methodology. Broader implementation of such programs could reduce payments by private third-party payers and could indirectly reduce our operating margins to the extent that the cost of providing management services related to such procedures could not be proportionately reduced. To the extent our costs increase, we may not be able to recover such cost increases from government reimbursement programs. In addition, because of cost containment measures and market changes in non-governmental insurance plans, we may not be able to shift cost increases to non-governmental payers. Changes in the RBRVS could result in a reduction from historical levels in per patient Medicare revenue received by us; however, we do not believe such reductions would, if implemented, result in a material adverse effect on us.

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

Rates paid by private third-party payers, including those that provide Medicare supplemental insurance, are based on established physician, clinic and hospital charges and are generally higher than Medicare payment rates. Changes in the mix of our patients between non-governmental payers and government sponsored healthcare programs, and among different types of non-government payer sources, could have a material adverse effect on us.

Reevaluations and Examination of Billing. Payers periodically reevaluate the services they cover. In some cases, government payers such as Medicare and Medicaid also may seek to recoup payments previously made for services determined not to be covered. Any such action by payers would have an adverse affect on our revenue and earnings.

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

Our payer mix is highly focused toward Medicare patients due to the high proportion of cancer patients over the age of 65. We estimate that approximately 53%, 50% and 52% of our net patient service revenue for 2004, 2005 and 2006, respectively, consisted of payments from Medicare and Medicaid. These government programs generally reimburse us on a fee-for-service basis based on predetermined government reimbursement rate schedules. As a result of these reimbursement schedules, we are limited in the amount we can record as revenue for our services from these government programs. If our operating costs increase, we will not be able to recover these costs from government payers. Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) which may change on an annual basis. In 2003, the CF increased by 1.6%; in 2004, it increased by 1.5%; in 2005, the rate increased an additional 1.5%; and in 2006 the CF remained unchanged at the 2005 level. The net result of these changes in the conversion factor in the past several years has not had a significant impact on our business. There can be no assurance that increases will continue, scheduled increases will materialize or decreases will not occur in the future. Changes in the Medicare, Medicaid or similar government programs that limit or reduce the amounts paid to us for any of our services or specific procedures could cause our revenue and profitability to decline.

If payments by managed care organizations and other commercial payers decrease, our revenue and profitability could be adversely affected.

We estimate that approximately 46%, 47% and 46% of our net patient service revenue for 2004, 2005 and 2006, respectively, was derived from commercial payers such as managed care organizations and private health insurance programs. These commercial payers generally pay us for the services rendered to an insured patient based upon predetermined rates. Managed care organizations typically pay at lower rates than private health insurance programs. While commercial payer rates are generally higher than government program reimbursement rates, commercial payer rates are based in part on Medicare reimbursement rates and when Medicare rates are lowered, commercial rates are often lowered as well. If managed care organizations and other private insurers reduce their rates or we experience a significant shift in our revenue mix toward additional managed care payers or Medicare or Medicaid reimbursements, then our revenue and profitability will decline and our operating margins will be reduced. Any inability to maintain suitable financial arrangements with commercial payers could have a material adverse impact on our business.

We have potential conflicts of interest relating to our related party transactions which could harm our business.

We have potential conflicts of interest relating to existing agreements we have with certain of our directors, officers, principal shareholders, shareholders and employees. In 2004, 2005 and 2006, we paid an aggregate of $8.1 million, $7.3 million and $11.8 million, respectively under our related party agreements and we received $26.7 million, $24.8 million and $35.0 million, respectively pursuant to our administrative service agreements with related parties. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party.

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

In California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, we have administrative services agreements with professional corporations that are owned by certain of our directors, officers and principal shareholders. Michael J. Katin, M.D., a director, is a licensed physician in the states of California, Michigan, Nevada and North Carolina and we have administrative services agreements with his professional corporations in these states. In the state of New York, our Chairman, Howard M. Sheridan, M.D., our Chief Executive Officer and President, Daniel E. Dosoretz, M.D., our Medical Director, James H. Rubenstein, M.D. and Dr. Katin, are licensed physicians and we have administrative services agreements with their professional corporation. Additionally, Dr. Katin, a principal shareholder, is a licensed physician in the state of Maryland and we have an administrative services agreement with his professional corporation in this state. While we have transition agreements in place in all states except New York that provide us with the ability to designate qualified successor physician owners of the shares held by the physician owners of these professional corporations upon the occurrence of certain events, there can be no assurance that we will be able to enforce them under the laws of the respective states or that they will not be challenged by regulatory agencies. Potential conflicts of interest may arise in connection with the administrative services agreements that may have materially different implications for us and the professional corporations and there can be no assurance that it will not harm us. For example, we are generally paid a fixed annual fee on a monthly basis by the professional corporations for our services, which are generally subject to renegotiation on an annual basis. We may be unable to renegotiate acceptable fees, in which event many of the administrative services agreements provide for binding arbitration. If we are unsuccessful in renegotiations or arbitration this could negatively impact our operating margins or result in the termination of our administrative services agreements.

Additionally, we lease 14 of our properties from ownership groups that consist of certain of our directors, officers, principal shareholders, shareholders and employees. Our lease for the Broadway office in Fort Myers, Florida is on a month-to-month basis and there can be no assurance that it will continue in the future. We may be unable to renegotiate these leases when they come up for renewal on terms acceptable to us, if at all.

In October 2003, we replaced our existing third-party medical malpractice insurance coverage with coverage we obtained from a newly-formed insurance entity, which is owned by physicians including Drs. Katin, Dosoretz, Rubenstein and Sheridan. We renewed this coverage in October 2004, 2005 and 2006 which was approved by the audit committee. We may be unable to renegotiate this coverage at acceptable rates and comparable coverage may not be available from third-party insurance companies. If we are unsuccessful in renewing our malpractice insurance coverage, we may not be able to continue to operate without being exposed to substantial risks of claims being made against us for damage awards we are unable to pay.

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

Certain states, including Alabama, California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina, have laws prohibiting business corporations from employing physicians. Our treatment centers in Alabama, Massachusetts, Michigan, Nevada, New York and North Carolina, operate through administrative services agreements with professional corporations that employ the radiation oncologists who provide professional services at the treatment centers in those states. In 2004, 2005 and 2006, $45.8 million, $62.2 million and $88.2 million, respectively, of our net patient service revenue was derived from administrative services agreements, as opposed to $117.9 million, $155.4 million and $195.9 million from all of our other centers. The professional corporations in these states are currently owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in those states. As we enter into new states that will require an administrative services agreement, there can be no assurance that a related party professional corporation, or any professional corporation, will be willing or able to enter into an administrative services agreement. Furthermore, if we enter into an administrative services agreement with an unrelated party there could be an increased risk of differences arising or future termination. We cannot assure you that a professional corporation will not seek to terminate an agreement with us on the basis that it violates the applicable state laws prohibiting the corporate practice of medicine or any other basis nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the same basis. While we have not been subject to such proceedings in the past, nor are we currently aware of any other corporations that are subject to such proceedings, we could be materially harmed if any state governmental authorities or the professional corporations with which we have an administrative services agreement were to succeed in such a termination.

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

Our Florida treatment centers accounted for approximately 64%, 57% and 55% of our total revenues during 2004, 2005 and 2006, respectively. Our treatment centers are also concentrated in the states of Michigan, Nevada, New York and North Carolina, none of which individually currently account for more than 15% of our total revenues, but in the aggregate accounted for approximately 23%, 23% and 20% of our total revenues in 2004, 2005 and 2006, respectively. This concentration makes us particularly sensitive to regulatory laws, including those related to false and improper claims, anti-kickback laws, self-referral laws, fee-splitting, corporate practice of medicine, anti-trust, licensing and certificate of need, as well as economic and other conditions which could impact us. If our treatment centers in these states are adversely affected by changes in regulatory, economic and other conditions, our revenue and profitability may decline. In particular, we employ radiation oncologists and other physicians at our Florida treatment centers and if we are restricted or prohibited from doing so in the future it could significantly harm our business.

Our growth strategy depends in part on our ability to acquire and develop additional treatment centers on favorable terms. If we are unable to do so, our future growth could be limited and our operating results could be adversely affected.

We may be unable to identify, negotiate and complete suitable acquisition and development opportunities on reasonable terms. We began operating our first radiation treatment center in 1983, and have grown to provide radiation therapy at 76 treatment centers. We expect to continue to add additional treatment centers in our existing and new local markets. Our growth, however, will depend on several factors, including:

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

Over the past three years we have acquired 24 treatment centers and developed 5 treatment centers. When we acquire or develop additional treatment centers, we may:

•	be unable to successfully operate the treatment centers;

•	have difficulty integrating their operations and personnel;

•	be unable to retain radiation oncologists or key management personnel;

•	be unable to collect the accounts receivable of an acquired treatment center;

•	acquire treatment centers with unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations;

•	experience difficulties with transitioning or integrating the information systems of acquired treatment centers;

•	be unable to contract with third-party payers or attract patients to our treatment centers; and / or

•	experience losses and lower gross revenues and operating margins during the initial periods of operating our newly-developed treatment centers.

Larger acquisitions, such as our recent acquisition of 7 treatment centers in Southeastern Michigan, can substantially increase our potential exposure to business risks. Furthermore, integrating a new treatment center could be expensive and time consuming, and could disrupt our ongoing business and distract our management and other key personnel.

We may from time to time explore acquisition opportunities outside of the United States when favorable opportunities are available to us. In addition to the risks set forth herein, foreign acquisitions involve unique risks including the particular economic, political and regulatory risks associated with the specific country, currency risks, the relative uncertainty regarding laws and regulations and the potential difficulty of integrating operations across different cultures and languages.

We currently plan to continue to acquire and develop new treatment centers in existing and new local markets. We may not be able to structure economically beneficial arrangements in new markets as a result of healthcare laws applicable to such market or otherwise. If these plans change for any reason or the anticipated schedules for opening and costs of development are revised by us, we may be negatively impacted. In addition, we may incur significant transaction fees and expenses even for potential transactions that are not consummated. We may not be able to integrate and staff these new treatment centers. There can be no assurance that these planned treatment centers will be completed or that, if developed, will achieve sufficient patient volume to generate positive operating margins. If we are unable to timely and efficiently integrate an acquired or newly-developed treatment center, our business could suffer.

We may be subject to actions for false claims if we do not comply with government coding and billing rules which could harm our business.

If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs, which could harm us. We estimate that approximately 53%, 50% and 52% of our net patient service revenue for 2004, 2005 and 2006, respectively, consisted of payments from Medicare and Medicaid programs. In billing for our services to third-party payers, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the federal False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We submit thousands of claims for Medicare and other payments and there can be no assurance that there have been no errors. While we carefully and regularly review our documentation, coding and billing practices as part of our compliance program, the rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

In addition, many states impose limits on the tasks a physician may delegate to other staff members. We have administrative services agreements in states that prohibit the corporate practice of medicine such as Alabama, California, Maryland, Massachusetts, Michigan, Nevada, New York and North Carolina. Corporate practice of medicine laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion. If we are in violation of these laws, we could be required to restructure our agreements which could materially harm our business and limit how we operate. In the event the corporate practice of medicine laws of other states would adversely limit our ability to operate, it could prevent us from expanding into the particular state and impact our growth strategy.

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

Many states, including Florida where 24 of our 76 treatment centers are located, prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted certain types of fee arrangements in practice management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, we and our radiation oncologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenue from such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with certain types of fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, professional corporations and hospitals.

If our operations in New York are found not to be in compliance with New York law, we may be unable to continue or expand our operations in New York.

We estimate that approximately 9%, 7% and 4% of total revenues for 2004, 2005 and 2006, respectively, was derived from our New York operations. New York law prohibits a business corporation such as us from practicing medicine in the state. As a result, we do not employ radiation oncologists or any other physician or licensed health care provider to provide professional services in New York. We do provide certain management and administrative services to health care providers, including physicians. These services and the payments received for them are regulated by New York law. We believe we have structured our services arrangements with health care providers to comply with these laws. New York also prohibits for-profit corporations from owning a licensed healthcare facility. We do not own any interests in any licensed New York health care facilities. New York additionally has regulations concerning the administration of radiation and rules governing financial and referral relationships with physicians who provide radiation therapy services. Although we believe our operations and relationships in New York are in material compliance with these laws, if New York regulatory authorities or a third party asserts a contrary position, our New York operations could be harmed and we may be unable to continue or expand our operations in New York.

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

We are subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship and billing for services provided pursuant to such referrals if any occur. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including radiation therapy, radiology and laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations generally apply to services reimbursed by both governmental and private payers. Violation of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from Medicare and Medicaid programs.

We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements and ownership of our common stock issued by us in connection with acquisitions. We also have financial arrangements with physicians who refer Medicare and Medicaid patients to us, which relationships are also subject to the Stark Law. We rely on certain exceptions to self-referral laws including an exception for radiation oncologists referrals of radiation therapy services, as well as employee, group practice and in-office ancillary services exceptions, that we believe are applicable to our arrangements. In a limited number of markets we have relationships with non-radiation oncology physicians such as surgical and gynecological oncologists and urologists that are members of a group practice with our radiation oncologists and we rely on the group practice exception to self-referral laws with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that physicians who own our common stock or hold promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our common stock. If our financial relationships with physicians were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government and private payers. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

As of December 31, 2006, we had outstanding debt of $205.2 million. Approximately $123.0 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our radiation treatment centers with efficient and effective accounting and scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses. Furthermore, if our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities, it could have a material adverse effect on our business.

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

Radiation therapy is a highly competitive business in each market in which we operate. Our treatment centers face competition from hospitals, other medical practitioners and other operators of radiation treatment centers. There is a growing trend of physicians in specialties other than radiation oncology, such as urology, entering the radiation treatment business including medical specialties that would otherwise be sources of referrals. If this trend continues it could harm our referrals and our business. Certain of our competitors have longer operating histories and significantly greater financial and other resources than us. Competitors with greater access to financial resources may enter our markets and compete with us. We have recently noticed an increase in multi-state competitors in some of the markets in which we operate. In the event that we are not able to compete successfully, our business may be adversely affected and competition may make it more difficult for us to affiliate with additional radiation oncologists on terms that are favorable to us.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A portion of our total assets consist of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 27.8% and 36.7% of the total assets on our balance sheet as of December 31, 2005 and 2006, respectively. As a result of our acquisition activity, goodwill significantly increased to approximately $138.8 million from approximately $66.5 million as of December 31, 2005. We may not realize the value of our goodwill or other intangible assets. We expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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

As of February 1, 2007 certain of our officers beneficially owned approximately 44.6% of our outstanding common stock and serve on our board of directors. As a result, these persons have a significant influence over the outcome of matters requiring shareholder approval including the power to:

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

As of February 1, 2007, our senior management shareholders beneficially owned approximately 45.0% of our common stock. The market price of our common stock could decline as a result of sales by senior management of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

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

Florida is susceptible to hurricanes and we currently have 24 radiation treatment centers located in Florida. Our Florida centers accounted for approximately 55% of our total revenues during 2006. In 2005, 21 of our treatment centers in South Florida were disrupted by Hurricane Wilma which required us to close all of these centers for a business day. Although none of these treatment centers suffered structural damage as a result of the hurricane, their utility services were disrupted. Our patients and employees were also affected by Hurricane Wilma. While we do not anticipate that Hurricane Wilma will have any long-term impact on our business, our Florida treatment centers and any of our other treatment centers located in other areas that are in the path of a hurricane could be subject to significant hurricane-related disruptions and/or damage in the future. If our treatment centers suffer any significant hurricane-related disruptions and/or damage in the future it could have an adverse affect on our business and financial results. We carry property damage and business interruption insurance on our facilities, but there can be no assurance that it would be adequate to cover all of our hurricane-related losses.

We are not currently in compliance with the NASDAQ requirement that a majority of our board of directors be comprised of independent members.

NASDAQ Marketplace Rules require that the majority of our board of directors be comprised of independent members. As a result of the recent death of independent director James Charles Weeks in early January of this year, we are currently not in compliance with this requirement. We have a cure period from NASDAQ that gives until the later of out next annual shareholders meeting or July 9, 2007 to regain compliance. We plan to add a new independent member to our board as soon as practicable. If we fail to regain compliance in a timely manner, we could face delisting which could adversely impact the trading market for our stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive and administrative offices are located in Fort Myers, Florida. These offices contain approximately 33,000 square feet of space. In December 2005, we entered into a lease for additional administrative office space in Florence, Kentucky for approximately 5,600 square feet. These offices will be adequate for our current primary needs, we also believe that we will require significant additional space to meet our future needs and such future expansion is in the preliminary stages.

Our radiation treatment centers typically range in size from 5,000 to 12,000 square feet. We currently operate 76 radiation treatment centers in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia. We own the real estate on which 18 of our treatment centers are located. We lease land and space at 48 treatment center locations, of which in 14 of these locations, certain of our directors, officers, principal shareholders, shareholders and employees have an ownership interest. These leases expire at various dates between 2007 and 2044 and 40 of these leases have one or two renewal options of five or 10 years. Also, 10 of our treatment center locations are in hospital-based facilities. We consider all of our offices and treatment centers to be well-suited to our present requirements. However, as we expand to additional treatment centers, or where additional capacity is necessary in a treatment center, additional space will be obtained where feasible.

Information with respect to our treatment centers and our other properties can be found in Item 1 of this report under the caption, “Business—Treatment Centers.”

Item 3. Legal Proceedings

Information concerning this item is included under the caption Legal Proceedings in Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “RTSX.” The high and low common stock sale prices per share were as follows:

	High	Low
2005
First Quarter	$19.84	$14.31
Second Quarter	$27.46	$19.05
Third Quarter	$31.86	$25.08
Fourth Quarter	$38.93	$28.09
2006
First Quarter	$35.03	$22.84
Second Quarter	$30.13	$23.00
Third Quarter	$31.98	$26.17
Fourth Quarter	$34.47	$28.83
2007
First Quarter (through February 1, 2007)	$32.89	$29.32

On February 1, 2007, the last reported sales price for our common stock on the NASDAQ Global Select Market was $29.32 per share. As of February 1, 2007, there were 23,427,078 shares of our common stock held by approximately 3,000 beneficial owners and 56 holders of record as reported by our transfer agent.

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

Equity Compensation Plan Information

Equity Compensation Table

We have outstanding stock options and restricted stock shares under our 1997 stock option plan and our 2004 stock incentive plan each of which was adopted by our board of directors and approved by our shareholders prior to our initial public offering. We do not have any equity compensation plans that have not been approved by our shareholders. The following table sets forth information as of December 31, 2006, with respect to our equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Vesting of Restrictions	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First and Second Column)
Equity Compensation Plans Approved by Shareholders 1997 and 2004 stock incentive plans	6,000	1,625,494	$10.67	3,382,812	(1)(2)
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A	N/A

(1)	In addition to the shares reserved for issuance under our 2004 stock incentive plan, such plan also includes annual increases in the number of shares available for issuance under the 2004 stock incentive plan on the first day of each fiscal year beginning with our fiscal year beginning in 2005 and ending after our fiscal year beginning in 2014, equal to the lesser of:

•	5% of the outstanding shares of common stock on the first day of our fiscal year;

•	1,000,000 shares; or

•	an amount our board may determine.

(2)	This number was increased by 1,000,000 shares on January 1, 2007 pursuant to the automatic increase formula described in footnote (1).

We did not sell any unregistered securities during fiscal 2006 except as otherwise previously disclosed in our quarterly reports on Form 10-Q or our current reports on Form 8-K. We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

Item 6. Selected Financial Data

The historical consolidated statements of income data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and the related historical consolidated balance sheet data as of December 31, 2002, 2003, 2004, 2005 and 2006 are derived from our audited consolidated financial statements.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read the information set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share amounts):	2002	2003	2004	2005	2006
Consolidated Statements of Income Data:
Revenues:
Net patient service revenue	$106,252	$131,147	$163,719	$217,590	$284,067
Other revenue	4,868	7,533	7,654	9,660	9,915

Total revenues	111,120	138,680	171,373	227,250	293,982
Expenses:
Salaries and benefits	57,248	72,146	87,059	116,300	147,697
Medical supplies	2,312	2,226	3,608	5,678	7,569
Facility rent expenses	3,744	4,656	5,347	7,720	9,432
Other operating expenses	7,194	8,690	7,561	9,748	12,761
General and administrative expenses	10,475	16,400	19,671	23,538	30,209
Depreciation and amortization	4,283	5,202	6,860	10,837	16,967
Provision for doubtful accounts	3,365	3,375	5,852	6,792	9,425
Interest expense, net	2,615	2,053	3,435	5,290	10,036
Impairment loss	—	284	—	1,226	—

Total expenses	91,236	115,032	139,393	187,129	244,096

Income before minority interests	19,884	23,648	31,980	40,121	49,886
Minority interests in net losses (earnings) of consolidated entities	23	(7)	55	480	(580)

Income before cumulative effect of change in accounting principle and income taxes	19,907	23,641	32,035	40,601	49,306
Cumulative effect of change in accounting principle	(963)	—	—	—	—

Income before income taxes	18,944	23,641	32,035	40,601	49,306
Income tax expense	—	—	22,847	15,631	18,983

Net income	$18,944	$23,641	$9,188	$24,970	$30,323

Earnings per common share
Basic	$1.14	$1.39	$0.45	$1.10	$1.31

Diluted	$1.04	$1.28	$0.44	$1.05	$1.26

Pro forma income data:
Income before provision for income taxes, as reported	$18,944	$23,641	$32,035
Pro forma provision for income taxes (1)	7,966	9,456	12,814

Pro forma net income	$10,978	$14,185	$19,221

Pro forma earnings per common share (1)
Basic	$0.66	$0.84	$0.95

Diluted	$0.60	$0.77	$0.91

Weighted average common shares outstanding:
Basic	16,653,542	16,974,471	20,292,117	22,725,819	23,137,966

Diluted	18,265,182	18,470,880	21,031,968	23,703,653	23,993,341

	As of December 31,
(In thousands):	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,294	$2,606	$5,019	$8,980	$15,413
Total assets	102,783	128,036	168,177	263,345	399,094
Total debt	51,342	59,811	66,103	123,463	205,244
Total shareholders’ equity	37,208	49,578	66,321	95,383	134,808

(1)	Reflects combined federal and state income taxes on a pro forma basis, as if we had been taxed as a C Corporation. See the consolidated statements of income and comprehensive income and note 18 “Pro forma disclosure” of the notes to the consolidated financial statements.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and as of December 31, 2006 we provided radiation therapy services in 76 treatment centers. Our treatment centers are clustered into 24 local markets in 15 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island, and West Virginia. Of these 76 treatment centers, 22 treatment centers were internally developed, 44 were acquired and 10 involve hospital-based treatment centers. We have recently expanded our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. This metric is used by management to evaluate the utilization of newer technologies to improve outcomes for patients. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we implemented a pilot stereotactic radiosurgery program using kV x-rays in one of our centers in 2006 and, with expanded reimbursement for the technology available January 1, 2007, we are accelerating the implementation of this new technology across our local markets.

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

For the year ended December 31, 2006, our total revenues and net income grew by 29.4% and 21.4%, respectively, over the prior year. For the year ended December 31, 2006, we had total revenues of $294.0 million and net income of $30.3 million.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,
	2004	2005	2006
Treatment centers at beginning of period	51	56	68
Internally developed	3	2	—
Internally (consolidated)	—	(2)	—
Acquired	3	10	10	*
Hospital-based	(1)	2	(2)

Treatment centers at period end	56	68	76

Local markets at period end	19	22	24

*	Excludes the acquisition of the Bel Air, Maryland radiation treatment center, as we expect to combine the external beam treatments done at our Belcamp, Maryland radiation treatment center.

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

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2005	2006		2005	2006
Number of treatment days	63	63		255	254
Total treatments – freestanding centers	83,713	96,895	15.7%	325,723	373,218	14.6%
Treatments per day – freestanding centers	1,329	1,538	15.7%	1,278	1,469	15.0%
Percentage change in revenue per treatment – freestanding centers – same practice basis	18.2%	9.0%		12.1%	14.0%
Percentage change in treatments per day – freestanding centers – same practice basis	2.1%	3.2%		1.6%	2.9%
Local markets at period end	22	24	9.1%
Treatment centers - freestanding	56	66	17.9%
Treatment centers - hospital	12	10	(16.7)%

	68	76	11.8%

Days sales outstanding for the quarter	54	61

Percentage change in total revenues – same practice basis	16.8%	10.7%		15.2%	15.0%
Net patient service revenue – professional services only (in thousands)	$4,211	$6,699		$15,688	$26,088

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

For the year ended December 31, 2006, net patient service revenue comprised 96.6% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 34 of our freestanding radiation treatment centers we employ the physicians, and in 32 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of certain of the professional corporations for which we provide administrative services into our own operating results. In 2006, 32.0% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

In states which prohibit us from employing physicians, we have long-term administrative services agreements with professional corporations owned by certain of our directors, officers and principal shareholders, who are licensed to practice medicine in such states. We have entered into these administrative services agreements in order to comply with the laws of such states. Our administrative services agreements generally obligate us to provide treatment center facilities, staff and equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. We receive a monthly fee for our services based one of the following models: 1) on a fixed fee arrangement 2) on a percentage of net revenues 3) on a percentage of net income and 4) fixed fee per treatment. Fees related to administrative services agreements that are based on a fixed rate are set at the beginning of each year on the basis of the estimated cost of these services plus a profit margin. We engage an independent consultant to complete a fair market value review of the fees paid by related party professional service corporations to the Company under the terms of these agreements each year. The consulting firm completed its review of 2006 fees under these agreements and determined that the fees are at fair market value. Independent consultants are utilized by the Company’s audit committee in determining fair market fees upon any renewal or for new administrative services agreements with affiliates.

In our net patient service revenue for the years ended December 31, 2006, 2005, and 2004, revenue from the professional-only component of radiation therapy and revenue from the practices of medical specialties other than radiation oncology, comprised approximately 8.9%, 6.9%, and 5.5% respectively of our total revenues.

For the year ended December 31, 2006, other revenue comprised approximately 3.4% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

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

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Continued affiliation with physician specialties other than radiation oncology.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

•	Increased costs associated with being a public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past three years, we have acquired 24 treatment centers and internally developed 5 treatment centers.

On June 23, 2004 we acquired the assets of Devoto Construction, Inc., which was owned by certain of our directors and officers for approximately $3,528,000 with the issuance of 271,385 shares of our common stock. Devoto Construction, Inc. performs remodeling and real property improvements at our medical facilities and specializes in the construction of radiation medical facilities.

In September 2004, we acquired three treatment centers in the state of New Jersey for a total consideration of $10.6 million, and we opened three internally developed treatment centers. One of these internally developed treatment centers replaced services we had previously provided through a hospital-based center.

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

In December 2005, we acquired the assets of a urology practice with four office locations in southwest Florida for approximately $348,000. The urology practice provides additional service and treatment protocols to our patients with prostate cancer and other urological diseases.

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

In September 2006, we acquired the assets of a radiation treatment center located in Beverly Hills, California for approximately $19.1 million. The center purchased in California will further expand our presence into our Los Angeles local market complementing the Santa Monica radiation center we purchased in May 2006.

In November 2006, we acquired a cluster network of radiation treatment centers in Southeastern Michigan for approximately $47.1 million, including real estate of approximately $6.2 million. The acquisition provides us an entrance into a new local market. The seven-facility network consists of two full service facilities, five satellite facilities and Certificates of Need to operate a total of eight linear accelerators.

During the fourth quarter of 2006, we acquired the assets of several urology and surgery practices within southwest Florida to expand our affiliations with other physicians to strengthen our clinical working relationships.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

In January 2007, we acquired a 67.5% interest in a single radiation therapy treatment center located in Gettysburg Pennsylvania for approximately $750,000 and we also acquired a urology group practice in southwest Florida for approximately $688,000.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned by category of payer in our last three fiscal years.

	Years Ended December 31,
Payer	2004	2005	2006
Medicare	51.6%	48.6%	50.1%
Commercial	45.5	47.3	46.4
Medicaid	1.4	1.8	1.8
Self pay	1.5	2.3	1.7

Total net patient service revenue	100.0%	100.0%	100.0%

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

On November 1, 2006, CMS released its final rule for the 2007 Medicare physician fee schedule. The final rule included specific reimbursement codes for stereotactic procedures and provides for a four-year transition to a new practice expense methodology for establishing practice expense values for services paid under the Medicare physician fee schedule. Based on our review of the 2007 fee schedule, we do not expect the fee schedule to have a material impact on the total reimbursement of services provided to Medicare beneficiaries.

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

Self Pay

Self pay consists of payments for treatments by patients not otherwise covered by third-party payers, such as government or commercial sources. Because the incidence of cancer is much higher in those over the age of 65, most of our patients have access to Medicare or other insurance and therefore the self-pay portion of our business is less than it would be in other circumstances.

Billing and Collections

Our billing system utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, are automatically adjusted to the allowable payment amount at time of billing. For all other payers, the actual contractual adjustment is recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

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

Adjustments to revenue related to changes in prior period estimates decreased patient service revenue by approximately $1,869,000, $1,149,000, and $5,800,000 for the years ended December 31, 2004, 2005 and 2006, respectively or approximately 1.1%, 0.5%, and 2.0% of the net patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively.

During 2004, 2005 and 2006, approximately 53%, 50%, and 52%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Accounts Receivable and Allowances for Doubtful Accounts. Accounts receivable are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for concentrations of receivables (other than Medicare) is limited due to the large number of insurance companies and other payers that provide payments for our services. We do not believe that there are any significant concentrations of receivables from any particular payer that would subject us to any significant credit risk in the collection of our accounts receivable.

Following is an aging of accounts receivable by payer classification as of December 31, 2006 and 2005:

Aging by payer class at December 31, 2006:

Payer	Total AR	Unbilled and < 30 days	31 – 120 days	over 120 days
Medicare and Medicaid	31%	16%	9%	6%
Commercial	41%	15%	14%	12%
Patient self-pay	24%	2%	5%	17%
Other	4%	3%	1%	0%

Total	100%	36%	29%	35%

Aging by payer class at December 31, 2005:

Payer	Total AR	Unbilled and < 30 days	31 – 120 days	over 120 days
Medicare and Medicaid	25%	13%	7%	5%
Commercial	37%	12%	14%	11%
Patient self-pay	23%	2%	7%	14%
Other	15%	11%	4%	0%

Total	100%	38%	32%	30%

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the estimated fair market value of net assets we have acquired in business combinations. On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. No goodwill impairment was recognized for the years ended December 31, 2004, 2005 and 2006.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreements (which typically range from 2 to 10 years) using the straight-line method.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Assessment of possible impairment of a particular asset is based on our ability to recover the carrying value of such asset based on our estimate of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the amount by which the asset’s carrying value exceeds its estimated fair value. During 2004, we recorded a charge of $1.2 million for the write down to fair value of certain of our analog linear accelerators and treatment simulators. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. This amount is included in general and administrative expenses in the statement of income and comprehensive income for the year ended December 31, 2004. During 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market. No impairments were recorded for long-lived assets for the year ended December 31, 2006.

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

Results of Operations

The following table presents summaries of results of operations for the three months ended December 31, 2005 and 2006 (dollars in thousands).

	Three Months Ended December 31,
	2005		2006
Revenues:
Net patient service revenue	$62,137	96.5%	$75,825	97.3%
Other revenue	2,236	3.5	2,103	2.7

Total revenues	64,373	100.0%	77,928	100.0%
Expenses:
Salaries and benefits	34,485	53.6	40,191	51.6
Medical supplies	1,382	2.1	1,833	2.4
Facility rent expenses	2,148	3.3	2,608	3.3
Other operating expenses	2,728	4.2	3,535	4.5
General and administrative expenses	6,808	10.6	7,869	10.1
Depreciation and amortization	3,173	4.9	4,831	6.2
Provision for doubtful accounts	1,009	1.6	2,227	2.9
Interest expense, net	1,726	2.7	3,285	4.2

Total expenses	53,459	83.0	66,379	85.2

Income before minority interests	10,914	17.0	11,549	14.8
Minority interests in net losses (earnings) of consolidated entities	(144)	(0.2)	164	0.2

Income before income taxes	10,770	16.8	11,713	15.0
Income tax expense	4,116	6.4	4,510	5.8

Net income	$6,654	10.4%	$7,203	9.2%

The following table presents summaries of results of operations for the years ended December 31, 2004, 2005 and 2006 (dollars in thousands). This information has been derived from the consolidated statements of income and comprehensive income included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004		2005		2006
Revenues:
Net patient service revenue	$163,719	95.5%	$217,590	95.7%	$284,067	96.6%
Other revenue	7,654	4.5	9,660	4.3	9,915	3.4

Total revenues	171,373	100.0	227,250	100.0	293,982	100.0
Expenses:
Salaries and benefits	87,059	50.8	116,300	51.2	147,697	50.2
Medical supplies	3,608	2.1	5,678	2.5	7,569	2.6
Facility rent expenses	5,347	3.1	7,720	3.4	9,432	3.2
Other operating expenses	7,561	4.4	9,748	4.3	12,761	4.3
General and administrative expenses	19,671	11.5	23,538	10.4	30,209	10.3
Depreciation and amortization	6,860	4.0	10,837	4.8	16,967	5.8
Provision for doubtful accounts	5,852	3.4	6,792	3.0	9,425	3.2
Interest expense, net	3,435	2.0	5,290	2.3	10,036	3.4
Impairment loss	—	0.0	1,226	0.5	—	0.0

Total expenses	139,393	81.3	187,129	82.4	244,096	83.0

Income before minority interests	31,980	18.7	40,121	17.6	49,886	17.0
Minority interests in net losses (earnings) of consolidated entities	55	0.0	480	0.2	(580)	(0.2)

Income before income taxes	32,035	18.7	40,601	17.8	49,306	16.8
Income tax expense	22,847	13.3	15,631	6.9	18,983	6.5

Net income	$9,188	5.4%	$24,970	10.9%	$30,323	10.3%

Pro forma income data:
Income before provision for income taxes, as reported	$32,035	18.7%
Pro forma income taxes	12,814	7.5

Pro forma net income	$19,221	11.2%

Comparison of the Three Months Ended December 31, 2005 and 2006

Total revenues. Total revenues increased by $13.5 million, or 21.1%, from $64.4 million for the three months ended December 31, 2005 to $77.9 million for the three months ended December 31, 2006. Approximately $8.9 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 11 new treatment centers and the opening of 1 new de novo centers as follows:

Date	Sites	Location	Market	Type
November 2005	1	Palm Springs, California	Palm Springs, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition

Approximately $4.6 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $5.7 million, or 16.5%, from $34.5 million for the three months ended December 31, 2005 to $40.2 million for the three months ended December 31, 2006. Salaries and benefits as a percentage of total revenues decreased from 53.6% for the three months ended December 31, 2005 to 51.6% for the three months ended December 31, 2006. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and in 2006 contributed to a $4.5 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $1.2 million due to increases in our physician performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits, offset by reductions in our executive bonus program.

Medical supplies. Medical supplies increased by $0.4 million, or 32.6%, from $1.4 million for the three months ended December 31, 2005 to $1.8 million for the three months ended December 31, 2006. Medical supplies as a percentage of total revenues increased from 2.1% for the three months ended December 31, 2005 to 2.4% for the three months ended December 31, 2006. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005 and 2006. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.5 million, or 21.4%, from $2.1 million for the three months ended December 31, 2005 to $2.6 million for the three months ended December 31, 2006. Facility rent expenses as a percentage of total revenues was 3.3% for the three months ended December 31, 2005 and for the three months ended December 31, 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to the expansion into new local markets in California, Rhode Island and Southeastern Michigan and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama.

Other operating expenses. Other operating expenses increased by $0.8 million or 29.6%, from $2.7 million for the three months ended December 31, 2005 to $3.5 million for the three months ended December 31, 2006. Other operating expenses as a percentage of total revenue increased from 4.2% for the three months ended December 31, 2005 to 4.5% for the three months ended December 31, 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.5 million of the increase was related to the expansion into new local markets in California, Rhode Island and Southeastern Michigan, and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama and $0.3 million increase in our remaining existing local markets, primarily attributable to an increase in the number of service contracts for maintenance of our advanced treatment technologies.

General and administrative expenses. General and administrative expenses increased by $1.1 million or 15.6%, from $6.8 million for the three months ended December 31, 2005 to $7.9 million for the three months ended December 31, 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 10.6% for the three months ended December 31, 2005 to 10.1% for the three months ended December 31, 2006. The increase of $1.1 million in general and administrative expenses was due to an increase of approximately $0.7 million relating to the growth in the number of our local markets primarily attributable to the additional travel expenses associated with the acquisitions of treatment centers, and approximately $0.5 million in our existing local markets. The increase in the existing local markets was primarily attributable to approximately $0.4 million in malpractice insurance costs. During the fourth quarter of 2005, we wrote off approximately $0.1 million of deferred financing costs as a result of our refinancing under the fourth amended and restated senior credit facility.

Depreciation and amortization. Depreciation and amortization increased by $1.6 million, or 52.3%, from $3.2 million for the three months ended December 31, 2005 to $4.8 million for the three months ended December 31, 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.9% for the three months ended December 31, 2005 to 6.2% for the three months ended December 31, 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.8 million. Approximately $0.4 million of the increase was attributable to the expansion into new local markets in California, Rhode Island and Southeastern Michigan and the acquisition of new treatment centers in existing local markets in Central Maryland and Southeastern Alabama. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.2 million, or 120.7%, from $1.0 million for the three months ended December 31, 2005 to $2.2 million for the three months ended December 31, 2006. Provision for doubtful accounts as a percentage of total revenues increased from 1.6% for the three months ended December 31, 2005 to 2.9% for the three months ended December 31, 2006. The increase is primarily attributable to the additional provision for doubtful accounts added to the third quarter 2005 estimates as a result of the major acquisitions completed during the second quarter of 2005 and were updated as a result of our review of the provision for doubtful accounts during the fourth quarter of 2006.

Interest expense, net. Interest expense, net increased by $1.6 million, or 90.3%, from $1.7 million for the three months ended December 31, 2005 to $3.3 million for the three months ended December 31, 2006. Interest expense as a percentage of total revenues increased from 2.7% in 2005 to 4.2% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and 2006 and borrowings under capital lease financing arrangements for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $0.5 million, or 8.3%, from $6.7 million in net income for the three months ended December 31, 2005 to $7.2 million for the three months ended December 31, 2006. Net income represents 10.4% and 9.2% of total revenues for the three months ended December 31, 2005 and 2006, respectively.

Comparison of the Years Ended December 31, 2005 and 2006

Total revenues. Total revenues increased by $66.7 million, or 29.4%, from $227.3 million in 2005 to $294.0 million in 2006. Approximately $37.4 million of this increase resulted from our expansion into new local markets during 2005 and 2006 through the acquisition of 21 new treatment centers and the opening of 2 new de novo centers as follows:

Date	Sites	Location	Market	Type
April 2005	1	Martinsburg, West Virginia	Central Maryland	Acquisition
May 2005	5	Las Vegas, Nevada	Las Vegas, Nevada	Acquisition
June 2005	1	Holyoke, Massachusetts	Holyoke, Massachusetts	Acquisition
June 2005	1	Scottsdale, Arizona	Scottsdale, Arizona	Acquisition
June 2005	1	Greenbelt, Maryland	Central Maryland	Acquisition
June 2005	1	Belcamp, Maryland	Central Maryland	Acquisition
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Springs, California	De novo
January 2006	1	Opp, Alabama	Southeastern Alabama	Acquisition
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition

Approximately $29.3 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $31.4 million, or 27.0%, from $116.3 million in 2005 to $147.7 million in 2006. Salaries and benefits as a percentage of total revenues decreased from 51.2% in 2005 to 50.2% in 2006. Additional staffing of personnel and physicians due to our expansion and acquisitions of treatment centers into new local markets during the latter part of 2005 and 2006 contributed to a $20.6 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $10.8 million due to increases in our performance based bonus programs, additional staffing and increases in the cost of our health insurance benefits. The $10.8 million increase in existing local markets includes a one-time severance payment to a former executive of approximately $0.5 million.

Medical supplies. Medical supplies increased by $1.9 million, or 33.3%, from $5.7 million in 2005 to $7.6 million in 2006. Medical supplies as a percentage of total revenues increased from 2.5% in 2005 to 2.6% in 2006. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2005 and 2006. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.7 million, or 22.2%, from $7.7 million in 2005 to $9.4 million in 2006. Facility rent expenses as a percentage of total revenues decreased from 3.4% in 2005 to 3.2% in 2006. Facility rent expenses consist of rent expense associated with our treatment center locations. Approximately $1.8 million of the increase related to the expansion into new local markets and $0.2 million increase in our existing local markets, offset by a reduction in facility rent expense of approximately $0.3 million relating to costs for the re-location of our Briarcliff Manor operations to a hospital in our Westchester/Bronx local market during the second quarter of 2005.

Other operating expenses. Other operating expenses increased by $3.1 million or 30.9%, from $9.7 million in 2005 to $12.8 million in 2006. Other operating expenses as a percentage of total revenues was 4.3% in 2005 and 2006. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $2.3 million of the increase was related to the expansion into new local markets and $0.8 million increase in our remaining existing local markets, primarily attributable to an increase in the number of service contracts for maintenance of our advanced treatment technologies.

General and administrative expenses. General and administrative expenses increased by $6.7 million or 28.3%, from $23.5 million in 2005 to $30.2 million in 2006. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 10.4% in 2005 to 10.3% in 2006. The increase of $6.7 million in general and administrative expenses was due to an increase of approximately $2.9 million relating to the growth in the number of our local markets, primarily attributable to the additional travel expenses associated with the acquisitions of treatment centers, and approximately $4.3 million in our existing local markets offset by a decrease of $0.5 million due to the write-off of deferred financing costs in March 2005. The increase in the existing local markets was primarily attributable to approximately $2.5 million in malpractice insurance costs and approximately $0.9 million in professional fees.

Depreciation and amortization. Depreciation and amortization increased by $6.2 million, or 56.6%, from $10.8 million in 2005 to $17.0 million in 2006. Depreciation and amortization expense as a percentage of total revenues increased from 4.8% in 2005 to 5.8% in 2006. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $2.5 million. Approximately $3.0 million of the increase was attributable to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona, Massachusetts and Southeastern Michigan and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama. The remaining portion of the increase was attributable to growth in our existing markets.

Provision for doubtful accounts. Provision for doubtful accounts increased by $2.6 million, or 38.8%, from $6.8 million in 2005 to $9.4 million in 2006. Provision for doubtful accounts as a percentage of total revenues increased from 3.0% in 2005 to 3.2% in 2006. Approximately $1.3 million of the increase related to the expansion into new local markets in California, Rhode Island, West Virginia, Arizona, Massachusetts and Southeastern Michigan and the acquisition of new treatment centers in existing local markets in Central Maryland, Las Vegas, Nevada and Southeastern Alabama and the balance within our remaining existing local markets as a result of the growth in our accounts receivable due to services of advanced new technology procedures.

Interest expense, net. Interest expense, net increased by $4.7 million, or 89.7%, from $5.3 million in 2005 to $10.0 million in, 2006. Interest expense as a percentage of total revenues increased from 2.3% in 2005 to 3.4% in 2006. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2005 and 2006 and borrowings under capital lease financing arrangements of approximately $37.4 million for our investment in advanced radiation treatment technologies in certain local markets throughout 2005 and 2006.

Impairment loss. During the first quarter of 2005, we incurred an impairment loss of $1.2 million related to the consolidation of two Yonkers, New York based treatment centers within our Westchester/Bronx local market.

Net income. Net income increased by $5.3 million, or 21.4%, from $25.0 million in 2005 to $30.3 million in 2006. Net income represents 10.9% and 10.3% of total revenues in 2005 and 2006, respectively.

Comparison of the Years Ended December 31, 2004 and 2005

Total revenues. Total revenues increased by $55.9 million, or 32.6%, from $171.4 million in 2004 to $227.3 million in 2005. Approximately $29.8 million of this increase resulted from our expansion into new local markets during 2004 and 2005 through the acquisition of 13 new treatment centers and the opening of 5 new de novo centers as follows:

Date	Sites	Location	Market	Type
January 2004	1	Destin Florida	Northwest Florida	De novo
June 2004	1	Crestview Florida	Northwest Florida	De novo
September 2004	3	South New Jersey	South New Jersey	Acquisition
November 2004	1	Woonsocket, Rhode Island	Rhode Island	De novo
April 2005	1	Martinsburg, West Virginia	Central Maryland	Acquisition
May 2005	5	Las Vegas, Nevada	Las Vegas, Nevada	Acquisition
June 2005	1	Holyoke, Massachusetts	Holyoke, Massachusetts	Acquisition
June 2005	1	Scottsdale, Arizona	Scottsdale, Arizona	Acquisition
June 2005	1	Greenbelt, Maryland	Central Maryland	Acquisition
June 2005	1	Belcamp, Maryland	Central Maryland	Acquisition
September 2005	1	South County, Rhode Island	Rhode Island	De novo
November 2005	1	Palm Springs, California	Palm Springs, California	De novo

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on the balance sheets. The construction of de novo treatment centers is funded directly by third parties and then leased by us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the years ended December 31, 2004, 2005 and 2006 was $28.2 million, $22.3 million and $36.0 million, respectively.

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

Net cash provided by operating activities increased by $13.7 million from $22.3 million in 2005 to $36.0 million in 2006. Net cash provided by operating activities was affected by an increase in accounts receivable of $12.5 million from the prior year due primarily to our expansion into new local markets in California, Rhode Island, West Virginia, Arizona, Massachusetts, and Michigan and in existing local markets in Florida, Maryland, Nevada and Southeastern Alabama. Cash flow from operating activities was also impacted by approximately $1.2 million in prepayments for maintenance service contracts of our advanced treatment technologies and approximately $3.4 million in prepayments for our medical malpractice premiums.

Cash Flows From Investing Activities

Net cash used in investing activities for 2004, 2005, and 2006 was $25.2 million, $63.3 million, and $96.6 million, respectively.

Net cash used in investing activities increased by $38.1 million from $25.2 million in 2004 to $63.3 million in 2005. Net cash used in investing activities was impacted by approximately $43.2 million from the acquisitions of radiation center assets during 2005 and approximately $19.8 million in additional purchases of property and equipment related to new equipment and equipment upgrades. In addition, approximately $3.1 million of purchases of marketable securities for investments in municipal bonds and preferred stock during 2005 and proceeds of approximately $1.8 million from the sale of an equity interest in a joint venture contributed to the change in our investing activities.

Net cash used in investing activities increased by $33.3 million from $63.3 million in 2005 to $96.6 million in 2006. Net cash used in investing activities was impacted by approximately $81.0 million from the acquisitions of radiation center assets during 2006 as compared to approximately $43.2 million of acquisitions in 2005. Approximately $19.7 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Approximately $5.5 million for the sale of marketable securities during 2006 as compared to the purchases of marketable securities of $3.1 million in 2005 contributed to the change in our investing activities. The sale of the marketable securities in 2006 was used to fund a portion of the purchase price of our Santa Monica facility in May 2006.

Historically, our capital expenditures have been primarily for equipment, leasehold improvements and information technology equipment. Total capital expenditures, inclusive of amounts financed through capital lease arrangements and exclusive of the purchase of radiation treatment centers, were $23.2 million, $34.6 million and $42.4 million in 2004, 2005 and 2006, respectively. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under the senior credit facility and borrowings under our lease line of credit. Over the next 12 to 18 months, we estimate $28 to $37 million in capital spending focused on expanding existing local markets and updating the technology in our centers acquired in 2006. To the extent that we acquire or internally develop new radiation treatment centers, we may need to increase our expected capital expenditures on a proportionate basis.

Cash From Financing Activities

Net cash used in financing activities for the year ended December 31, 2004 was $0.5 million. Net cash provided by financing activities for the year ended December 31, 2005 and 2006 was $45.0 million and $67.1 million, respectively.

Net cash used in financing activities for the year ended December 31, 2004 was impacted from the borrowing of approximately $59.1 million under our senior secured credit facility, offset by distributions to shareholders of approximately $46.4 million in 2004, which included a one-time distribution of $40.0 million. We incurred approximately $1.6 million in fees as a result of entering into our third amended and restated senior secured credit facility on March 31, 2004. We received net proceeds of approximately $46.8 million from the completion of an initial public offering of our common stock on June 23, 2004. Repayments of debt of approximately $61.3 million included the application of approximately $44.0 of the net proceeds used to repay outstanding indebtedness under our senior secured credit facility and approximately $2.8 million of the net proceeds used to repay outstanding indebtedness to certain of our directors, officers and related parties. The receipt of $2.3 million from the exercise of stock options, the receipt of $0.9 million from payments of notes receivable from shareholders and payments of $1.9 million in loan costs relating to our senior secured credit facility also impacted cash flow from financing activities during 2004.

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

Net cash provided by financing activities increased by $22.1 million from $45.0 million in 2005 to $67.1 million in 2006. The increase in cash provided by financing activities was primarily attributable to the borrowing of approximately $50.6 million for the acquisition of the treatment centers in 2005 compared to $68.5 million in borrowings in 2006. Repayments of debt of approximately $10.3 million in 2006, primarily for capital lease obligations, and prepayments of $1.8 million under our senior secured credit facility impacted cash flow from financing activities during 2006. The receipt of $6.0 million from the exercise of stock options and the tax benefit of $2.9 million from stock option exercise also impacted cash flow from financing activities during 2006. Costs relating to the refinancing of the senior secured credit facility were approximately $1.5 million in 2005.

Credit Facility and Available Lease Lines

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

On November 14, 2006, we amended our fourth amended and restated senior secured credit facility to exclude the acquisition of the radiation centers in Southeastern Michigan from the total permitted acquisition amount threshold of $62 million in 2006, increase the amount of our 2006 permitted capital expenditures to $50 million, and increase the amount of purchase money indebtedness outstanding at any time from $40 million to $70 million.

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

In connection with entering into our fourth amended and restated senior secured credit facility in 2005, we incurred fees and expenses of approximately $860,000, which have been recorded as deferred financing costs and are being amortized over the term of the related debt instruments. Additionally, in 2005 we wrote-off approximately $124,000 of financing costs capitalized in connection with our previous credit facility.

The revolving credit facility requires that we comply with certain financial covenants, including:

	Requirement	Level at December 31, 2006

Maximum permitted consolidated leverage ratio	<3.25 to 1.00	2.42 to 1.00

Minimum permitted consolidated fixed charge coverage ratio	>1.50 to 1.00	2.38 to 1.00

Minimum permitted consolidated interest coverage ratio	>3.75 to 1.00	6.32 to 1.00

The maximum permitted consolidated leverage ratio required is <3.50 to 1.00 through September 30, 2006, <3.25 to 1.00 from October 1, 2006 through December 31, 2007 and <3.00 to 1.00 thereafter.

The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends, with which we were in compliance as of December 31, 2006.

The following table sets forth the amounts outstanding under our revolving credit facility and Term B loan, the effective interest rates on such outstanding amounts for the quarter and amounts available for additional borrowing hereunder, as of December 31, 2006:

Senior Secured Credit Facility	Effective Interest Rate	Letters of Credit	Amount Outstanding	Amount Available for Additional Borrowing
			(Dollars in thousands)
Revolving credit facility	6.9%	$300	$66,700	$73,000
Term B loan	7.1	—	98,550	50,000

Total		$300	$165,250	$123,000

As of December 31, 2006, we had $205.2 million of outstanding debt, $12.3 million of which was classified as current. Of the $205.2 million of outstanding debt, $165.3 million was outstanding to lenders under our fourth amended and restated senior secured credit facility, and $39.9 million was outstanding under capital leases and other miscellaneous indebtedness. As of December 31, 2006, of the outstanding borrowings under our fourth amended and restated senior secured credit facility, $1.0 million was classified as current.

We currently maintain a lease line of credit with a financial institution for the purpose of leasing medical equipment in the total commitment amount of $10 million. As of December 31, 2006, we had $8.5 million available under the lease line of credit.

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

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006:

	Payments Due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt	$165,250	$1,000	$2,000	$68,700	$93,550
Capital lease obligations	39,994	11,285	18,290	10,419	—
Interest on Senior Credit Facility (1)	56,375	11,495	22,990	14,975	6,915
Interest on capital lease obligations (2)	10,736	2,595	4,974	3,167	—
Operating leases	128,329	11,086	21,088	19,637	76,518

Total contractual cash obligations	$400,684	$37,461	$69,342	$116,898	$176,983

(1)	$20 million of the Term B loan is fixed through an interest rate swap agreement at 4.87% plus an applicable margin through December 31, 2009. The variable portion of the Senior Credit Facility utilized the rates in effect at December 31, 2006 plus the applicable margin through the maturity date of December 2012 for the Term B portion and March 2010 for the Revolving Credit portion.
(2)	Interest on capital lease obligations is at fixed rates ranging from 3.9% to 11.4%.

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

Interest Rates. As of December 31, 2006, we have interest rate exposure on $145.3 million of our senior secured credit facility. Our debt obligations subject to floating rates at December 31, 2006 include $145.3 million of variable rate debt at an approximate average interest rate of 7.0% as of December 31, 2006. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million on a calendar year basis.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on an assessment of such criteria, management concluded that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Radiation Therapy Services, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Radiation Therapy Services, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Radiation Therapy Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Radiation Therapy Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radiation Therapy Services, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants
Tampa, Florida

February 12, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Information required to be included by this item with respect to our executive officers is incorporated by reference to the information contained under the caption “Management” and “The Board of Directors and Corporate Governance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

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

Directors

Information required to be included by this item with respect to our directors is incorporated by reference to the information contained under the caption “Election of Directors” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Compliance with Section 16(a) of the Exchange Act

Information required to be included by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 11. Executive Compensation

This information is incorporated by reference to the information required to be included by this item contained under the captions “Election of Directors—Information Regarding the Board of Directors—Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the disclosure under the caption “Equity Compensation Plan” which is included in Item 5 of Part II of this report, this information is incorporated by reference to the information required to be included by this item contained under the caption “Principal Shareholders and Security Ownership of Management” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

This information is incorporated by reference to the information required to be included by this item contained under the caption “Certain Relationships and Related Party Transactions” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

Item 14. Principal Accounting Fees and Services

This information is incorporated by reference to the information required to be included by this item contained under the caption “Ratification of Independent Registered Public Accounting Firm” included in our proxy statement relating to our annual meeting of shareholders, which we expect to file with the Securities and Exchange Commission within 120 days after December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(3) Exhibits

The Exhibits are incorporated by reference to the Exhibit Index following this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Radiation Therapy Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Radiation Therapy Services, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiation Therapy Services, Inc. and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radiation Therapy Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Certified Public Accountants
Tampa, Florida

February 12, 2007

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2004	2005	2006
Net patient service revenue	$163,719,027	$217,590,469	$284,066,539
Other revenue	7,654,283	9,659,844	9,915,414

Total revenues	171,373,310	227,250,313	293,981,953
Salaries and benefits	87,059,350	116,299,899	147,696,630
Medical supplies	3,608,467	5,678,516	7,569,011
Facility rent expenses	5,346,745	7,720,023	9,432,417
Other operating expenses	7,560,469	9,748,650	12,761,111
General and administrative expenses	19,671,484	23,537,783	30,209,527
Depreciation and amortization	6,859,570	10,836,880	16,966,523
Provision for doubtful accounts	5,852,325	6,792,402	9,424,524
Interest expense, net	3,435,121	5,290,034	10,035,949
Impairment loss	—	1,225,853	—

Total expenses	139,393,531	187,130,040	244,095,692

Income before minority interests	31,979,779	40,120,273	49,886,261
Minority interests in net losses (earnings) of consolidated entities	55,123	480,212	(580,499)

Income before income taxes	32,034,902	40,600,485	49,305,762
Income tax expense	22,846,460	15,631,187	18,982,718

Net income	9,188,442	24,969,298	30,323,044
Other comprehensive income:
Unrealized gain on derivative interest rate swap agreements	45,748	4,629	31,362

Comprehensive income	$9,234,190	$24,973,927	$30,354,406

Net income per common share outstanding—basic	$0.45	$1.10	$1.31

Net income per common share outstanding—diluted	$0.44	$1.05	$1.26

Weighted average shares outstanding:
Basic	20,292,117	22,725,819	23,137,966

Diluted	21,031,968	23,703,653	23,993,341

Unaudited Pro forma income data:
Income before income taxes, as reported	$32,034,902
Pro forma income taxes	12,813,961

Pro forma net income	$19,220,941

Pro forma net income per common share outstanding—basic	$0.95

Pro forma net income per common share outstanding—diluted	$0.91

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,979,994	$15,413,071
Marketable securities, at market	5,450,000	—
Accounts receivable, less allowances for doubtful accounts of $12,490,077 and $17,554,344 at December 31, 2005 and 2006, respectively	40,301,195	52,763,835
Income taxes receivable	2,560,007	937,614
Prepaid expenses	3,152,555	8,273,294
Current portion of lease receivable	647,013	427,304
Inventories	1,280,208	1,612,983
Deferred income taxes	2,144,431	5,583,488
Other	1,199,881	2,526,482

Total current assets	65,715,284	87,538,071
Lease receivable, less current portion	580,728	153,424
Equity investments in joint ventures	803,151	1,215,070
Property and equipment, net	113,397,349	152,379,018
Goodwill, net	66,537,332	138,785,329
Intangible assets, net	6,773,910	7,599,040
Other assets	9,538,020	11,423,705

Total assets	$263,345,774	$399,093,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,676,418	$10,603,640
Accrued expenses	11,433,668	14,679,249
Current portion of long-term debt	6,506,254	12,284,849

Total current liabilities	23,616,340	37,567,738
Long-term debt, less current portion	116,956,991	192,959,189
Other long-term liabilities	2,284,341	2,583,956
Deferred income taxes	18,489,169	24,070,363
Minority interest in consolidated entities	6,616,190	7,104,345

Total liabilities	167,963,031	264,285,591
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000,000 shares authorized, 22,831,481 and 23,366,883 shares issued and outstanding at December 31, 2005 and 2006, respectively	2,283	2,337
Additional paid-in capital	72,730,328	81,464,715
Unearned compensation on nonvested stock	(241,715)	—
Retained earnings	23,359,652	53,682,696
Notes receivable from shareholders	(481,124)	(386,363)
Accumulated other comprehensive income, net of tax	13,319	44,681

Total shareholders’ equity	95,382,743	134,808,066

Total liabilities and shareholders’ equity	$263,345,774	$399,093,657

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income	$9,188,442	$24,969,298	$30,323,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,606,314	9,876,475	15,050,551
Amortization	253,256	960,405	1,915,972
Deferred rent expense	149,214	282,844	426,539
Write down of machine parts inventory	1,222,745	—	—
Deferred income tax provision (benefit)	17,207,467	(862,729)	2,113,837
Stock based compensation	407,918	118,722	50,010
Tax benefit from stock option exercise	—	—	(2,937,922)
Impairment loss	—	1,225,853	—
Provision for doubtful accounts	5,852,325	6,792,402	9,424,524
Loss on the sale of property and equipment	91,807	120,281	66,299
Gain on sale of equity interest in joint venture	—	(982,182)	—
Minority interest in net (losses) earnings of consolidated entities	(55,123)	(480,212)	580,499
Write off of loan costs	335,734	703,061	—
Equity interest in net (income) loss of joint ventures	(193,014)	467,872	127,740
Changes in operating assets and liabilities:
Accounts receivable	(8,871,018)	(21,620,091)	(21,887,164)
Income taxes receivable	(425,763)	(2,134,244)	(669,685)
Inventories	(262,489)	(134,096)	(332,775)
Prepaid expenses	30,234	(273,725)	(4,985,869)
Accounts payable	(992,972)	1,292,220	3,779,047
Accrued expenses	(2,345,910)	1,930,787	2,917,032

Net cash provided by operating activities	28,199,167	22,252,941	35,961,679
Cash flows from investing activities
Purchases of property and equipment	(16,917,861)	(19,826,056)	(19,666,802)
Acquisition of radiation centers	(8,069,302)	(43,229,546)	(80,988,921)
Proceeds from sale of property and equipment	951,010	29,931	6,683
Proceeds from the sale of equity interest in joint venture	—	1,813,979	—
Receipts of principal payments on notes receivable from shareholders	662,168	—	—
(Purchases) sales of marketable securities, net	(2,400,000)	(3,050,000)	5,450,000
(Loans to) repayments from employees	(466,237)	340,265	(79,425)
Contribution of capital to joint venture entities	—	(84,124)	(539,659)
Distribution received from joint venture	—	235,000	—
Change in lease receivable	597,112	655,503	647,013
Change in other assets	409,563	(147,175)	(1,421,681)

Net cash used in investing activities	(25,233,547)	(63,262,223)	(96,592,792)
Cash flows from financing activities
Proceeds from issuance of debt	59,100,000	50,617,000	68,500,000
Principal repayments of debt	(61,331,299)	(8,093,418)	(10,304,343)
Proceeds from public offering of common stock, net of expenses	46,781,061	—	—
Proceeds from issuance of common stock	37,905	—	—
Proceeds from exercise of stock options	2,316,346	2,683,418	5,988,224
Tax benefit from stock option exercises	—	—	2,937,922
Payments of notes receivable from shareholders	877,630	1,286,407	94,761
Minority interest in partnership distribution	—	(70,000)	(92,374)
Distributions to shareholders	(46,441,155)	—	—
Payments of loan costs	(1,893,778)	(1,452,739)	(60,000)

Net cash (used in) provided by financing activities	(553,290)	44,970,668	67,064,190

Net increase in cash and cash equivalents	2,412,330	3,961,386	6,433,077
Cash and cash equivalents, beginning of year	2,606,278	5,018,608	8,979,994

Cash and cash equivalents, end of year	$5,018,608	$8,979,994	$15,413,071

- Continued on next page -

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
Supplemental disclosure of cash flow information
Interest paid	$3,994,528	$5,284,254	$10,368,310

Income taxes paid, net	$5,975,000	$17,585,942	$17,590,368

Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$6,297,222	$14,739,263	$22,753,293

Recorded earn-out accrual related to the acquisition of radiation center assets	$—	$1,317,085	$1,069,831

Recorded non-cash contribution of capital by minority interest holder	$2,598,249	$2,831,079	$—

Recorded capital lease obligations related to the acquisition of radiation center assets	$2,225,775	$47,514	$816,842

Recorded obligation related to the acquisition of radiation center assets	$273,600	$137,139	$—

Issuance of nonvested stock	$—	$250,050	$—

Issuance of common stock for the acquisition of Devoto Construction, Inc.	$3,528,000	$—	$—

Recorded related party payable relating to construction in process and building improvement costs	$310,058	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unearned Compensation on Nonvested Stock	Retained Earnings (Deficit)	Notes Receivable from Shareholders	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	17,281,920	$1,728	$16,615,798	$—	$35,643,067	$(2,645,161)	$(37,058)	$49,578,374
Net income	—	—	—	—	9,188,442	—	—	9,188,442
Distributions to shareholders	—	—	—	—	(46,441,155)	—	—	(46,441,155)
Issuance of common stock	3,303	1	37,904	—	—	—	—	37,905
Payment of notes receivable from shareholders	—	—	—	—	—	877,630	—	877,630
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	45,748	45,748
Exercise of stock options	932,706	93	2,316,253	—	—	—	—	2,316,346
Issuance of common stock in initial public offering, net of expenses	4,000,000	400	46,780,661	—	—	—	—	46,781,061
Compensation to outside consultants	—	—	407,918	—	—	—	—	407,918
Issuance of common stock in connection with the acquisition of Devoto Construction, Inc.	271,385	27	3,527,973	—	—	—	—	3,528,000

Balance, December 31, 2004	22,489,314	$2,249	$69,686,507	$—	$(1,609,646)	$(1,767,531)	$8,690	$66,320,269
Net income	—	—	—	—	24,969,298	—	—	24,969,298
Payment of notes receivable from shareholders	—	—	—	—	—	1,286,407	—	1,286,407
Unrealized gain on interest rate swap agreement, net	—	—	—	—	—	—	4,629	4,629
Exercise of stock options	334,667	33	2,683,385	—	—	—	—	2,683,418
Nonvested stock issued to key employee	7,500	1	250,049	(250,050)	—	—	—	—
Amortization of nonvested stock grant	—	—	—	8,335	—	—	—	8,335
Compensation to outside consultants	—	—	110,387	—	—	—	—	110,387
Balance, December 31, 2005	22,831,481	$2,283	$72,730,328	$(241,715)	$23,359,652	$(481,124)	$13,319	$95,382,743

Net income	—	—	—	—	30,323,044	—	—	30,323,044
Payment of notes receivable from shareholders	—	—	—	—	—	94,761	—	94,761
Unrealized gain on interest rate swap agreement, net of tax	—	—	—	—	—	—	31,362	31,362
Exercise of stock options	535,402	54	5,988,170	—	—	—	—	5,988,224
Tax benefit from stock option exercise	—	—	2,937,922	—	—	—	—	2,937,922
Adoption of SFAS 123R	—	—	(241,715)	241,715	—	—	—	—
Nonvested stock issued to key employee	4,895	—	—	—	—	—	—	—
Amortization of nonvested stock grants	—	—	61,631	—	—	—	—	61,631
Forfeited nonvested stock	(4,895)	—	(11,621)	—	—	—	—	(11,621)

Balance, December 31, 2006	23,366,883	$2,337	$81,464,715	$—	$53,682,696	$(386,363)	$44,681	$134,808,066

The accompanying notes are an integral part of the Consolidated Financial Statements.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. Organization

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develop and operate radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Rhode Island and West Virginia.

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

Net Patient Service Revenue and Allowances for Contractual Discounts

The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates. Net patient service revenue is reported at the estimated net realizable amounts due from patients, third-party payers and others for services rendered. Net patient service revenue is recognized as services are provided.

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

The Company derives a significant portion of its revenues from Medicare, Medicaid, and other payers that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payer class basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently necessitating regular review and assessment of the estimation process by management.

Adjustments to revenue related to changes in prior period estimates decreased patient service revenue by approximately $1,869,000, $1,149,000, and $5,800,000 for the years ended December 31, 2004, 2005 and 2006, respectively or approximately 1.1%, 0.5%, and 2.0% of the net patient service revenue for the years ended December 31, 2004, 2005 and 2006, respectively.

During 2004, 2005, and 2006, approximately 53%, 50%, and 52% respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, the Company is potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

Net patient service revenue is presented net of provisions for contractual adjustments. In the ordinary course of business, the Company provides services to patients who are financially unable to pay for their care. Accounts written off as charity and indigent care are not recognized in net patient service revenue. The Company’s policy is to write off a patient’s account balance upon determining that the patient qualifies under certain charity care and/or indigent policy. The Company’s policy includes the completion of an application for eligibility for charity care. The determination for charity care eligibility is based on income relative to federal poverty guidelines, family size and assets available to the patient. A sliding scale discount is then applied to the balance due with discounts up to 100%. Charity services at established charges provided by the Company and formally approved through this process approximate $5,142,000, $8,139,000, and $7,451,000 for the years ended December 31, 2004, 2005, and 2006, respectively. These amounts are excluded from net patient service revenue.

Cost of Revenues

The cost of revenues for each of the years ended December 31, 2004, 2005 and 2006, are approximately $95,032,000, $127,385,000, and $164,583,000 respectively.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of shareholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowances for doubtful accounts and contractual adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payers and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. Approximately $13,700,000 and $20,300,000 of accounts receivable were due from the Medicare and Medicaid programs at December 31, 2005 and 2006, respectively. The credit risk for other concentrations of receivables is limited due to the large number of insurance companies and other payers that provide payments for services. Management does not believe that there are any other significant concentrations of revenues from any particular payer that would subject the Company to any significant credit risk in the collection of its accounts receivable.

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

A summary of the activity in the allowance for uncollectible accounts is as follows:

	Year Ended December 31,
	2004	2005	2006
Balance, beginning of year	$6,983,290	$8,985,710	$12,490,077
Additions charged to provision for bad debts	5,852,325	6,792,402	9,424,524
Accounts receivable written off (net of recoveries)	(3,849,905)	(3,288,035)	(4,360,257)

Balance, end of year	$8,985,710	$12,490,077	$17,554,344

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair market value of net assets acquired by the Company in business combinations. Goodwill and indefinite lived intangible assets are not amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. No goodwill impairment loss was recognized for the years ended December 31, 2004, 2005 and 2006.

Intangible assets consist of noncompete agreements and licenses and are amortized over the life of the agreement (which typically ranges from 2 to 10 years) using the straight-line method.

Interest Rate Swap Agreements

The Company recognizes all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship based on its effectiveness in hedging against the exposure. Derivatives that are not hedges must be adjusted to fair value through operating results. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through operating results or recognized in other comprehensive income until the hedged item is recognized in operating results. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

On December 30, 2005, the Company entered into an interest rate swap agreement for its fourth amended and restated senior credit facility. The Company has designated this derivative financial instrument as a cash flow hedge (i.e., the interest rate swap agreement hedges the exposure to variability in expected future cash flows that is attributable to a particular risk). The notional amount of the swap agreement is $20.0 million. The effect of this agreement is to fix the interest rate exposure to 4.87% plus a margin on $20.0 million of the Company’s Senior Credit Facility. The interest rate swap agreement expires on December 31, 2009. The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the current credit worthiness of the counter parties. At December 31, 2005, and 2006 the fair value of the Company’s interest rate swap agreements is an asset of $13,319 and $44,681, respectively, which is included in the accompanying consolidated balance sheets. There were no amounts recorded in the income statement related to the interest rate swap agreement due to hedge ineffectiveness.

Professional and General Liability Claims

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment, employment practices and personal injuries. To cover these types of claims, the Company maintains general liability and professional liability insurance in excess of self-insured retentions through commercial insurance carriers in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for general and professional liability claims. The Company maintains insurance for the majority of its physicians up to $1 million on individual malpractice claims and $3 million on aggregate claims on a claims made basis. Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, industry trends and other actuarial assumptions.

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

The reserve for professional and general liability claims as of the balance sheet dates reflects the current estimates of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The reserve for professional liability claims was $930,000 at December 31, 2005 and $1,690,000 at December 31, 2006.

Minority Interest in Consolidated Entities

The Company currently maintains equity interests in six treatment center facilities with ownership interests ranging from 50.1% to 90.0%. Since the Company controls more than 50% of the voting interest in these facilities, the Company consolidates the treatment centers. The minority interest represents the equity interests of outside investors in the equity and results of operations of the consolidated entities.

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

The weighted average useful life of medical and medical testing equipment is 8.3 years.

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payer mix, changes in legislation and other payer payment patterns. These assumptions vary by type of facility.

During 2004, the Company recorded a charge of $1.2 million for the write down to fair value of certain of the Company’s analog linear accelerators and treatment simulators. The adjustment to machine inventories was precipitated by the decision to discontinue the installation of this type of equipment in favor of digital machines with migration capability and combination CT-simulators. This amount is included in general and administrative expenses in the statement of income and comprehensive income for the year ended December 31, 2004.

During 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income / loss refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United Sates are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income / loss is composed of unrealized gains and losses on interest rate swap agreements accounted for as cash flow hedges. This income increased shareholders’ equity on a consolidated basis by $4,629 during the year ended December 31, 2005 and increased shareholders’ equity by $31,362 during the year ended December 31, 2006.

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

Under the previous standards, no compensation expense was recorded in the statement of income and comprehensive income for options issued under the Company’s 2004 Option Plan. The pro forma effects on net income and earnings per share for stock options as calculated under SFAS 123 were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the statement of income and comprehensive income for non-vested stock grants under the intrinsic value method. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of income and comprehensive income over the requisite service period.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123R to all of the Company’s share-based compensation awards for periods prior to the adoption of SFAS 123R:

	Year Ended December 31,
	2004	2005
Pro forma net income as reported	$19,220,941	$24,969,298
Deduct: total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(1,436,678)	(3,653,821)

Adjusted pro forma net income	$17,784,263	$21,315,477

Adjusted net income or pro forma net income per share:
Basic—pro forma as reported	$0.95	$1.10

Basic—adjusted pro forma	$0.88	$0.94

Diluted—pro forma as reported	$0.91	$1.05

Diluted—adjusted pro forma	$0.85	$0.91

Adjusted pro forma weighted average common shares outstanding—basic	20,292,117	22,725,819
Adjusted pro forma weighted average common and common equivalent shares outstanding—diluted	20,830,244	23,390,429

Weighted average fair value of option grants	$4.77	$—

No options were granted in 2005 or 2006. For 2004, the fair value of each option grant was estimated on the date of grant using the Black Scholes Model with the following assumptions: risk free interest rate of 4.02%, no dividend yield, expected life of 5.0 years, and volatility of 30%.

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2005 and 2006 was approximately $2.7 million and $6.0 million, respectively. The tax benefit realized for the tax deductions from option exercises for the year ended December 31, 2006 was approximately $2.9 million. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, marketable securities, accounts receivable and accounts payable, approximate their fair values due to the short-term maturity of these instruments.

The carrying values of the Company’s long-term debt approximates fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

	December 31,
	2004	2005	2006
Weighted average common shares outstanding—basic	20,292,117	22,725,819	23,137,966
Effect of dilutive securities	739,851	977,834	855,375

Weighted average common and common equivalent shares outstanding—diluted	21,031,968	23,703,653	23,993,341

4. Marketable Securities

Marketable securities classified as available-for-sale consisted of the following:

	December 31,
	2005	2006
Auction rate securities, cost	$5,450,000	$—
Auction rate securities, fair value	5,450,000	—

Net unrealized gain (loss)	$—	$—

At December 31, 2005, all of the Company’s auction rate securities were invested in obligations of individual states and political subdivisions.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2006
Land	$5,423,504	$5,723,504
Buildings and leasehold improvements	37,487,736	47,934,760
Office, computer and telephone equipment	14,518,889	18,603,644
Medical and medical testing equipment	95,600,555	134,119,995
Automobiles and vans	1,715,149	2,039,947

	154,745,833	208,421,850
Less accumulated depreciation	(43,152,233)	(58,105,173)

	111,593,600	150,316,677
Construction in progress	1,803,749	2,062,341

	$113,397,349	$152,379,018

6. Capital Lease Arrangements

The Company is the lessor of medical equipment under various capital lease arrangements. The lease terms are for seven years, at which time the lessee can purchase the equipment at an agreed upon amount.

The components of the investment in sales-type leases are as follows:

	December 31,
	2005	2006
Minimum lease receivable	$1,344,623	$616,984
Less unearned interest income	(116,882)	(36,256)

Net investment in sales-type leases	1,227,741	580,728
Less current portion	(647,013)	(427,304)

	$580,728	$153,424

The aggregate amount of scheduled receipts on lease receivables consist of the following at December 31, 2006:

2007	$456,894
2008	134,850
2009	15,144
2010	10,096
2011	—

$616,984

The Company leases certain equipment under agreements, which are classified as capital leases. These leases have bargain purchase options at the end of the original lease terms. Capital leased assets included in property and equipment are as follows:

	December 31,
	2005	2006
Equipment	$28,762,605	$51,624,811
Less: accumulated amortization	(3,157,211)	(7,704,598)

	$25,605,394	$43,920,213

Amortization expense relating to capital leased equipment was approximately $925,000, $1,829,000 and $4,547,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and is included in depreciation expense in the consolidated statements of income and comprehensive income.

7. Goodwill and Intangible Assets

Intangible assets consist of the following:

	December 31, 2005
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$7,974,934	$(1,530,753)	$6,444,181
Other licenses	35,000	(7,500)	27,500

	8,009,934	(1,538,253)	6,471,681

Intangible assets not subject to amortization (indefinite-lived)
Certificate of need licenses	302,229	—	302,229

	$8,312,163	$(1,538,253)	$6,773,910

	December 31, 2006
Intangible assets subject to amortization (definite-lived)	Gross	Accumulated Amortization	Net
Noncompete agreements	$10,418,536	$(3,263,225)	$7,155,311
Other licenses	332,500	(191,000)	141,500

	10,751,036	(3,454,225)	7,296,811

Intangible assets not subject to amortization (indefinite-lived)
Certificate of need licenses	302,229	—	302,229

	$11,053,265	$(3,454,225)	$7,599,040

Amortization expense relating to intangible assets was approximately $253,000, $960,000 and $1,916,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The weighted-average amortization period is approximately 6.3 years.

Estimated future amortization expense is as follows at December 31, 2006:

2007	$1,660,751
2008	1,419,320
2009	1,271,007
2010	1,224,309
2011	1,129,771

The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2004	2005	2006
Balance, beginning of year	$24,915,162	$35,442,050	$66,537,332
Goodwill recorded during the year	10,526,888	29,741,834	71,332,136
Earn-out calculations	—	1,353,448	1,069,831
Adjustments to purchase price allocations	—	—	(153,970)

Balance, end of year	$35,442,050	$66,537,332	$138,785,329

8. Acquisitions

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

On September 21, 2004 the Company acquired the operations and medical and office equipment of two radiation centers in New Jersey. The Company determined that the purchase provided an entry into the state of New Jersey with the potential to add value in providing advanced treatment services to the community. The Company also completed the purchase of a third center in Willingboro, New Jersey, on October 18, 2004, completing the acquisitions of the planned three centers in that state. The fair value of the assets acquired, including intangible assets, was approximately $10,569,000. The purchase price was allocated to tangible assets of $2,851,000; $680,000 as a non-compete amortized over eighteen to twenty four months and goodwill of $7,038,000. The consideration given for the acquisition included $7,909,000 cash, payments of direct costs relating to due diligence of $160,000, the assumption of capital lease financing of $2,226,000, and the assumption of $100,000 in liability for assuming a physician employment contract and other liabilities of $174,000. In addition, the purchase of the third center includes a deferred purchase price contingent on maintaining a certain level of earnings before interest, taxes, depreciation and amortization and providing for payment of a certain percentage over the base level annually during the following three fiscal years. During 2005 and 2006, the amounts paid for the deferred purchase price contingency were approximately $36,000 and $110,000, respectively, which were recorded as additional goodwill.

On April 1, 2005, the Company sold a 49.9% interest in a joint venture that was formed to operate a treatment center located in Berlin, Maryland. The interest was sold to a healthcare enterprise operating in the area for $1,814,000. The Company realized a gain of approximately $982,000 on the sale of the interest.

In April 2005, the Company acquired a 60% interest in a single radiation therapy treatment center located in Martinsburg, West Virginia for approximately $662,000. The Company operates the facility as part of its Central Maryland local market. Under the terms of the agreement, the Company partners with a university hospital system and manages the facility. The Company determined that the purchase of the radiation therapy center would provide an expansion into the Central Maryland local market and add value in providing advanced treatment services to the community. The allocation of the purchase price was to tangible assets of $369,000, certificate of need license of $163,000, goodwill of $324,000 and assumed liabilities and minority interest of $194,000.

In May 2005, the Company acquired five radiation treatment centers located in Clark County, Nevada from Associated Radiation Oncologists, Inc. for approximately $25,969,000, plus a three-year contingent earn-out. This acquisition positions the Company as the largest operator of radiation oncology treatment centers in the state of Nevada. The allocation of the purchase price was to tangible assets of $5,442,000, non-compete agreements of $3,294,000, amortized over six years, and goodwill of $17,233,000. At December 31, 2005 and 2006, the Company accrued approximately $1,317,000 and $959,000, respectively in earn-out payments and recorded the amount as additional goodwill.

In June 2005, the Company acquired four radiation treatment centers located in the markets of Scottsdale, Arizona, Holyoke, Massachusetts, and two centers in Maryland for approximately $16,215,000. This acquisition provides the Company its first entrance into two new local markets in Arizona and Massachusetts. The two centers purchased in Maryland will further expand the Company’s presence in its Central Maryland local market. The allocation of the purchase price was to tangible assets of $1,072,000, non-compete agreements of $2,958,000, amortized over periods ranging from 1.5 years to 10 years, and goodwill of $12,185,000.

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

In May 2006, the Company acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $11,972,000. The consideration given for the acquisition included approximately $11,155,000 in cash and $817,000 in an assumed capital lease obligation. The center purchased in California further expands the Company’s presence into a second local market in the California area. The allocation of the purchase price is to tangible assets of $910,000, non-compete agreements of $870,000, amortized over 7 years, and goodwill of $10,192,000.

In August 2006, the Company acquired the assets of a radiation treatment center located in Bel Air, Maryland for approximately $6,812,000. The consideration given for the acquisition included approximately $6,805,000 in cash and $7,000 in assumed liabilities. The center purchased in Maryland will further expand the Company’s presence into its Central Maryland local market. The allocation of the purchase price is to tangible assets of $2,470,000, non-compete agreements of $10,000, amortized over 3 years, and goodwill of $4,332,000.

In September 2006, the Company acquired the assets of a radiation treatment center located in Beverly Hills, California for approximately $19,099,000. The center purchased in California will further expand the Company’s presence in its Los Angeles local market complementing the Santa Monica radiation center purchased in May 2006. The allocation of the purchase price is to tangible assets of $738,000, non-compete agreements of $858,000, amortized over 5 years, and goodwill of $17,503,000.

In November 2006, the Company acquired a cluster network of radiation treatment centers in Southeastern Michigan for approximately $47,131,000. The consideration given for the acquisition included approximately $41,512,000 in cash and $5,619,000 in assumed liabilities. The acquisition provides the Company an entrance into a new local market. The allocation of the purchase price is to tangible assets of $9,140,000, and goodwill of $37,991,000. Additionally, $3,300,000 of the purchase price will be held in escrow pending receipt of a consent from a hospital regarding a ground lease at one of the centers and to satisfy any indemnification obligations of the sellers related to warranties, representations and covenants under the agreement. Upon receipt of the required hospital consent, the Company is obligated to acquire all of sellers’ ownership interests in a Michigan co-partnership, relating to the leasehold assets at one of the centers, for a purchase price of $2,950,000. In addition, in conjunction with the acquisition of the treatment centers, the Company deducted $5,280,000 from the purchase price to fund estimated tax liabilities of the entities acquired, which represents the majority of the assumed liabilities of $5,619,000. The amount deducted is being held in an escrow account maintained by the Company’s legal counsel pending the filing of tax returns and payments associated with this potential tax liability. Fifty percent of any excess of amounts being held in escrow over the tax liability of the entities will be returned to the seller.

During the fourth quarter of 2006, the Company acquired the assets of several urology and surgery practices within southwest Florida for approximately $619,000. The urology and surgery practices provide additional service and treatment protocols to our patients with prostate cancer and other urological diseases. The allocation of the purchase price is to tangible assets of $570,000, and goodwill of $49,000.

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

	2004	2005	2006
Fair value of net assets acquired, excluding cash:
Accounts receivable, net	$—	$305,000	$—
Inventories	—	82,000	—
Other current assets	—	1,000	487,000
Other non-current assets	201,000	81,000	25,000
Property and equipment	2,654,000	6,762,000	13,620,000
Intangible assets	715,000	6,415,000	1,968,000
Goodwill	10,527,000	31,095,000	72,402,000
Current liabilities	—	(185,000)	(5,626,000)
Long-term debt	—	—	(817,000)
Minority interest	—	(9,000)	—

	$14,097,000	$44,547,000	$82,059,000

9. Impairment Loss

During 2005, the Company incurred an impairment loss of $1.2 million for the write down of leasehold improvements in connection with the consolidation of two Yonkers, New York based treatment centers within the Westchester/Bronx local market.

10. Income Taxes

Significant components of the income tax provision for the year ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
Current provision:
Federal	$5,112,875	$14,994,469	$15,539,317
State	526,118	1,499,447	1,301,264
Deferred provision (benefit):
Federal	15,602,010	(784,299)	1,976,615
State	1,605,457	(78,430)	165,522

Total income tax provision	$22,846,460	$15,631,187	$18,982,718

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate on income before income taxes for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year Ended December 31,
	2004	2005	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	2.9	2.9
Income tax effect attributable to portion of year the Company was recognized as an S-Corporation for federal income tax purposes	(20.0)	—	—
Income tax effect of conversion from an S-Corporation to a C-Corporation	52.7	—	—
Other	0.2	0.6	0.6

Total income tax provision	71.3%	38.5%	38.5%

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes arise from the temporary differences in the recognition of income and expenses for tax purposes. Deferred tax assets and liabilities are comprised of the following at December 31, 2005 and 2006:

	2005	2006
Deferred income tax assets:
Provision for doubtful accounts	$3,009,035	$4,206,445
State net operating loss carryforwards	115,510	848,534
Deferred rent liability	593,839	647,818
Intangible assets	717,840	782,100
Management fee receivable allowance	3,333,591	4,182,611
Other	1,232,216	1,992,847

Net deferred income tax assets	$9,002,031	$12,660,355

Deferred income tax liabilities:
Property and equipment	$(14,555,970)	$(18,579,305)
Intangible assets	(3,236,382)	(5,085,174)
Income tax effect of conversion from an S-Corporation to a C-Corporation	(3,876,611)	(1,976,610)
Prepaid expense	(787,176)	(2,098,586)
Partnership interests	(2,781,738)	(3,084,055)
Other	(108,892)	(323,500)

Total deferred tax liabilities	(25,346,769)	(31,147,230)

Net deferred income tax liabilities	$(16,344,738)	$(18,486,875)

At December 31, 2005, and 2006, state net operating loss carryforwards, primarily in Florida and Kentucky expiring in years 2011 through 2025, available to offset future taxable income approximated $2.6 million and $18.6 million, respectively. Utilization of net operating loss carryforwards in any one year may be limited.

11. Long-Term Debt

The Company is obligated under long-term debt agreements as follows:

	December 31,
	2005	2006
$150,000,000 Senior Credit Facility (Term B portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. At December 31, 2005 and 2006, interest rates were at LIBOR and prime plus applicable margin, ranging from 6.53% to 7.75% and 7.1% to 8.5%, respectively, due at various maturity dates through December 2012	$100,000,000	$98,550,000
$140,000,000 Senior Credit Facility (Revolving Credit portion) with interest rates at LIBOR or prime plus applicable margin, collateralized by substantially all of the Company’s assets. At December 31, 2006, interest rates were at LIBOR and prime plus applicable margin, ranging from 6.87% to 8.25% due at various maturity dates through March 2010	—	66,700,000
Capital leases payable with various monthly payments plus interest at rates ranging from 3.9% to 11.4%, due at various maturity dates through December 2011 and collateralized by leasehold improvements and medical equipment with a net book value of $25,605,394 and $43,920,213 at December 31, 2005 and 2006, respectively	23,463,245	39,994,038

	123,463,245	205,244,038
Less current portion	(6,506,254)	(12,284,849)

	$116,956,991	$192,959,189

Maturities under the obligations described above are as follows at December 31, 2006:

2007	$12,284,849
2008	10,682,599
2009	9,607,643
2010	74,927,307
2011	4,191,640
Thereafter	93,550,000

$205,244,038

At December 31, 2005 and 2006, the prime interest rate was 7.25% and 8.25%, respectively.

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

On April 26, 2005 the Company amended its third amended and restated senior secured credit facility principally to increase the aggregate amount of permitted acquisitions from $25 million to $45 million and to obtain consent on the purchase of five radiation treatment centers located in Clark County, Nevada. As a result of its refinancing in March and April 2005, the Company wrote-off approximately $579,000 of financing costs capitalized in connection with its previous credit facility.

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

On November 14, 2006, the Company amended its fourth amended and restated senior secured credit facility to exclude the acquisition of the radiation centers in Southeastern Michigan from the total permitted acquisition amount threshold of $62 million in 2006, increase the amount of the 2006 permitted capital expenditures to $50 million, and increase the amount of purchase money indebtedness outstanding at any time from $40 million to $70 million.

The Term B loan requires quarterly payments of $250,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided the Company’s leverage ratio is below 2.00 to 1.00. At June 30, 2006, the Company’s leverage ratio was below 2.00 to 1.00 and the interest rate on the Term B loan was reduced by 25 basis points.

The revolver will mature on March 15, 2010. The revolver bears interest either at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points, with the exact spread determined upon the basis of the Company’s leverage ratio, as defined. The Company is required to pay a quarterly unused commitment fee at a rate ranging from 25 to 50 basis points on its revolving line of credit determined upon the basis of its leverage ratio, as defined.

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

12. Unconsolidated Joint Ventures

The Company currently maintains equity interests in three unconsolidated joint ventures, including a 37% interest with a hospital for the ownership of assets used for the delivery of radiation oncology services, a 50% interest in a joint venture with a freestanding radiation oncology center and a 40% interest in a joint venture with a PET imaging facility.

The Company utilizes the equity method to account for its investments in the unconsolidated joint ventures. At December 31, 2005 and 2006, the Company’s investments in the unconsolidated joint ventures were approximately $0.8 million and $1.2 million, respectively.

The condensed financial position and results of operations of the unconsolidated joint venture entities are as follows:

	December 31,
	2005	2006
Total assets	$3,716,684	$4,201,469

Liabilities	$1,651,678	$1,053,656
Shareholders’ equity	2,065,006	3,147,813

Total liabilities and shareholders’ equity	$3,716,684	$4,201,469

	Year Ended December 31,
	2004	2005	2006
Revenues	$3,289,998	$2,846,491	$2,226,162
Expenses	2,903,971	3,999,229	2,492,393

Net income (loss)	$386,027	$(1,152,738)	$(266,231)

A summary of the changes in the equity investment in the unconsolidated joint ventures is as follows:

Balance at January 1, 2004	$1,228,886
Equity interest in net income of joint ventures	193,014

Balance at December 31, 2004	1,421,900
Capital contributions in joint venture	84,124
Distributions from joint venture	(235,000)
Equity interest in net loss of joint ventures	(467,872)

Balance at December 31, 2005	803,151
Capital contributions in joint venture	539,659
Equity interest in net loss of joint ventures	(127,740)

Balance at December 31, 2006	$1,215,070

During 2005, one of the unconsolidated joint ventures sold a redundant facility for approximately $0.5 million realizing a loss of approximately $0.9 million. A cash distribution was made from the proceeds of the sale.

13. Commitments and Contingencies

Letters of Credit

The Company issued to the lessor of one of its treatment centers an unconditional and irrevocable letter of credit in the amount of $300,000 to serve as security for the performance of the assignees’ obligations under the lease.

Lease Commitments

The Company is obligated under various operating leases for office space and medical equipment. Total lease expense incurred under these leases was approximately $7,163,000, $10,115,000, and $12,270,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Future fixed minimum annual lease commitments are as follows at December 31, 2006:

	Commitments	Less Sublease Rentals	Net Rental Commitments
2007	$11,086,099	$328,002	$10,758,097
2008	10,530,779	328,002	10,202,777
2009	10,557,063	328,002	10,229,061
2010	9,936,209	426,403	9,509,806
2011	9,700,459	426,403	9,274,056
Thereafter	76,518,310	1,279,208	75,239,102

	$128,328,919	$3,116,020	$125,212,899

The Company leases land and space at its treatment centers under operating lease arrangements expiring in various years through 2044. The majority of the Company’s leases provide for fixed rent escalation clauses, ranging from 2% to 5%, or escalation clauses tied to the Consumer Price Index. The rent expense for leases containing fixed rent escalation clauses or rent holidays is recognized by the Company on a straight-line basis over the lease term. Leasehold improvements made by a lessee that are funded by landlord incentives or allowances are recorded as leasehold improvements. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 39 years or less) or the related lease term plus anticipated renewals when there is an economic penalty associated with non-renewal. An economic penalty is deemed to occur when the Company forgoes an economic benefit, or suffers an economic detriment by not renewing the lease. Penalties include, but are not limited to, impairment of existing leasehold improvements, profitability, location, uniqueness of the property within its particular market, relocation costs, and risks associated with potential competitors utilizing the vacated location. Lease incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

Concentrations of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company maintains its cash in bank accounts with highly rated financial institutions. These accounts may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company grants credit, without collateral, to its patients, most of whom are local residents. Concentrations of credit risk with respect to accounts receivable relate principally to third-party payers, including managed care contracts, whose ability to pay for services rendered is dependent on their financial condition.

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

14. Retirement Plan

The Company has a defined contribution retirement plan under Section 401(a) of the Internal Revenue Code (the Retirement Plan). The Retirement Plan allows all full-time employees after one year of service to defer a portion of their compensation on a pre-tax basis through contributions to the Retirement Plan. The Company matches a portion of these contributions based upon an employee’s length of service. The Company’s matching contribution for the years ended December 31, 2004, 2005 and 2006 was $415,000, $530,000, and $637,000, respectively.

15. Stock Option Plan and Restricted Stock Grants

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

Pursuant to the 2004 Option Plan, the Company can grant either incentive or non-qualified stock options. Options to purchase common stock under the 2004 Option Plan have been granted to Company employees at the fair market value of the underlying shares on the date of grant. The Company issues new shares as option exercises are executed through the Company’s transfer agent.

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

At December 31, 2006, the number of options outstanding were 1,235,500 for Nonqualified Stock Options and 389,994 for Incentive Stock Options. Under the 2004 Option Plan, there were 3,382,812 shares of common stock reserved for future grants as of December 31, 2006.

Transactions are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2004	1,710,719	$2.72
Granted	1,745,000	13.00
Exercised	(932,706)	2.39
Forfeited	(27,450)	5.54

Outstanding at December 31, 2004	2,495,563	$10.00
Exercised	(334,667)	4.88

Outstanding at December 31, 2005	2,160,896	$10.80
Exercised	(535,402)	11.18

Outstanding at December 31, 2006	1,625,494	$10.67	$33,890,518

Options exercisable at December 31, 2004	430,051	$3.19

Options exercisable at December 31, 2005	1,939,557	$11.71

Options exercisable at December 31, 2006	1,493,690	$11.37	$30,105,179

No options were granted during the year ended December 31, 2005 and 2006. The total intrinsic value of options exercised during the year ended December 31, 2005 and 2006 was approximately $4.9 million and $9.4 million, respectively.

For future option grants, the Company elected to use the Black-Scholes model to estimate the fair value. Future stock option grants will use the expected volatilities based on the historical volatility of the Company’s stock. The expected term of options granted represents the period of time the options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Exercise prices for options outstanding as of December 31, 2006 ranged from $2.80 to $13.00.

The following table provides certain information with respect to stock options outstanding at December 31, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$1.91 - $2.80	131,804	$2.80	2.1
$3.01	226,200	3.01	3.1
$7.33 - $13.00	1,267,490	12.86	7.5

	1,625,494	$10.67	6.4

The following table provides certain information with respect to stock options exercisable at December 31, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$3.01	226,200	$3.01	3.1
$7.33 - $13.00	1,267,490	12.86	7.5

	1,493,690	$11.37

Nonvested Stock Grant

Restricted shares vest ratably over a 5-year period. The fair value of the non-vested stock grants is measured on the grant date and recognized in earnings over the requisite service period.

The following table summarizes non-vested stock activity from December 31, 2005 through December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	7,500	$33.34
Shares granted	4,895	28.49
Shares forfeited	(4,895)	28.49
Vested	(1,500)	33.34

Nonvested balance at December 31, 2006	6,000	$33.34

As of December 31, 2006, there was approximately $192,000 of total unrecognized compensation cost related to nonvested stock grants under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years. Pursuant to SFAS 123R, the approximate $241,000 of deferred stock compensation recorded as a reduction to shareholders’ equity at December 31, 2005 is no longer reported as a separate component of shareholders’ equity and has been reclassified to additional paid-in capital.

16. Related Party Transactions

The Company purchased nuclear medical and pharmacological supplies from a company which was majority-owned by certain of the Company’s shareholders until June 2004. Purchases by the Company from this company was approximately $627,000, for the year ended December 31, 2004. In June 2004, the Company’s shareholders sold their majority interest in the nuclear and pharmacological supply company.

The Company leases certain of its treatment centers and other properties from partnerships which are majority-owned by certain of the Company’s shareholders. These related party leases have expiration dates through February 28, 2020 and they provide for annual lease payments ranging from approximately $30,000 to $463,000. The aggregate lease payments the Company made to the entities owned by these related parties were approximately $2,672,000, $3,173,000, and $3,843,000 in 2004, 2005 and 2006, respectively.

In October 1999, the Company entered into a sublease arrangement with a partnership which is owned by certain of the Company’s shareholders to lease space to the partnership for an MRI center in Mount Kisco, New York. Sublease rentals paid by the partnership to the landlord were approximately $528,000, $571,000, and $658,000 during 2004, 2005 and 2006, respectively.

The Company provides billing and collection services to an MRI entity, which is owned by certain of the Company’s shareholders. In addition, the Company charges the MRI entity for certain allocated cost of certain staff who perform services on behalf of the MRI entity. The fees received by the Company for the billing and collection services and for reimbursement of certain allocated costs were approximately $371,000, $332,000, and $368,000 in 2004, 2005 and 2006, respectively. The balance due from the MRI entity was approximately $33,000 and $18,000 at December 31, 2005 and 2006, respectively.

The Company is a participating provider in an oncology network, which is partially owned by one of the Company’s shareholders. The Company provides oncology services to members of the network. Annual payments received by the Company for the services were $419,000, $384,000, and $619,000 during 2004, 2005 and 2006, respectively.

The Company provided medical equipment to radiation treatment centers in Argentina, Costa Rica and Guatemala, which are owned by a family member of one of the Company’s shareholders. The Company discontinued sales to these centers in June 2004. Sales of medical equipment to these radiation centers was approximately $93,000 in 2004. Gain on the sale of the medical equipment was approximately $8,000 in 2004.

The Company contracted with a radiology group, which was partly owned by a shareholder, to provide PET scans to our patients. The shareholder’s interest in the group terminated in May 2004. The Company reimbursed for services, supplies, equipment and personnel provided by the radiology group. Purchases by the Company were approximately $240,000 for the year ended December 31, 2004.

The Company maintains a construction company which provides remodeling and real property improvements at its facilities. In addition, the construction company builds and constructs facilities on behalf of certain land partnerships which are owned by certain of the Company’s shareholders. Payments received by the Company for building and construction fees were approximately $1,310,000 in 2006. Amounts due to the Company for the construction services were approximately $390,000 at December 31, 2006. No payments were received by the Company in 2004 and 2005.

Effective October 2003, the Company purchased medical malpractice insurance from an insurance company owned by certain of the Company’s shareholders. The period of coverage runs from October to September. The premium payments made by the Company in 2004, 2005 and 2006 were approximately $3,375,000, $4,096,000, and $7,981,000, respectively.

In California, Maryland, Massachusetts, Michigan, Nevada, New York, and North Carolina, the Company maintains administrative services agreements with professional corporations owned by certain of the Company’s shareholders, who are licensed to practice medicine in such states. The Company entered into these administrative services agreements in order to comply with the laws of such states which prohibit the Company from employing physicians. The administrative services agreements generally obligate the Company to provide treatment center facilities, staff, equipment, accounting services, billing and collection services, management and administrative personnel, assistance in managed care contracting and assistance in marketing services. Fees paid to the Company by such professional corporations under the administrative services agreements were approximately $26,702,000, $24,753,000, and $35,023,000 in 2004, 2005 and 2006 respectively. These amounts have been eliminated in consolidation.

17. Pro Forma Disclosure (Unaudited)

Pro forma taxes: The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code. In connection with the closing of the Company’s initial public offering in June 2004, the S corporation election was terminated and, accordingly, the Company became subject to U.S. federal and state income taxes. Upon termination of the S corporation election, current and deferred income taxes reflecting the tax effects of temporary differences between the Company’s consolidated financial statement and tax basis of certain assets and liabilities became liabilities of the Company. These liabilities are reflected on the consolidated balance sheets with a corresponding expense in the consolidated statements of income and comprehensive income. See note 11 “Income Taxes.” The 2004 proforma net income includes pro forma income taxes as if the Company were subject to tax during the respective period using an effective rate of approximately 40%.

Note 18. Unaudited Quarterly Financial Information

The quarterly interim financial information shown below has been prepared by the Company’s management and is unaudited. It should be read in conjunction with the audited consolidated financial statements appearing herein.

	2005
	First	Second	Third	Fourth
Total Revenues	$52,419,468	$54,443,727	$56,014,269	$64,372,849
Net income	6,297,217	7,491,788	4,527,149	6,653,144
Earnings per share:
Basic	$0.28	$0.33	$0.20	$0.29
Diluted	$0.27	$0.32	$0.19	$0.28

	2006
	First	Second	Third	Fourth
Total Revenues	$73,941,647	$72,631,222	$69,481,304	$77,927,780
Net income	8,856,626	8,847,886	5,414,809	7,203,723
Earnings per share:
Basic	$0.39	$0.38	$0.23	$0.31
Diluted	$0.37	$0.37	$0.23	$0.30

Note 19. Subsequent Event

In January 2007, the Company acquired a 67.5% interest in a single radiation therapy treatment center located in Gettysburg Pennsylvania for approximately $750,000. The Company also acquired a urology group practice in southwest Florida for approximately $688,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2007.

RADIATION THERAPY SERVICES INC.

By:	/S/ DANIEL E. DOSORETZ, M.D.
Daniel E. Dosoretz, M.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/S/ HOWARD M. SHERIDAN, M.D Howard M. Sheridan, M.D.	Chairman of the Board	February 15, 2007

/S/ DANIEL E. DOSORETZ, M.D. Daniel E. Dosoretz, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2007

/S/ DAVID M. KOENINGER David M. Koeninger	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2007

/S/ JOSEPH BISCARDI Joseph Biscardi	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2007

/S/ JAMES H. RUBENSTEIN, M.D. James H. Rubenstein, M.D.	Medical Director, Secretary and Director	February 15, 2007

/S/ MICHAEL J. KATIN, M.D. Michael J. Katin, M.D.	Director	February 15, 2007

/S/ HERBERT F. DORSETT Herbert F. Dorsett	Director	February 15, 2007

/S/ RONALD E. INGE Ronald E. Inge	Director	February 15, 2007

/S/ LEO DOERR Leo Doerr	Director	February 15, 2007

/S/ SOLOMON AGIN, D.D. Solomon Agin, D.D.	Director	February 15, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
2.1	Purchase Agreement dated November 14, 2006, by and among Michigan Radiation Therapy Management Services, Inc. and Farideh R. Bagne and Alexander Bagne.	8-K	000-50802	10.1	11/16/06

3.1	Amended and Restated Articles of Incorporation of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.3	6/15/04

3.2	Amended and Restated Bylaws of Radiation Therapy Services, Inc.	S-1/A	333-114603	3.4	6/15/04

4.1	Form of Radiation Therapy Services, Inc. common stock certificate	S-1/A	333-114603	4.1	5/21/04

4.2	Fourth Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, Wachovia Bank, National Association, as Syndication Agent, the other lenders party thereto, Banc of America Securities, LLC and Wachovia Securities, Inc. as joint lead arrangers and Joint Book Managers, dated as of December 16, 2005	8-K	000-50802	10.1	12/21/05

4.3	Amendment No. 1 to Fourth Amended and Restated Credit Agreement.	8-K	000-50802	10.8	11/16/06

10.1	Lease Agreement effective July 1, 1987, between Kyle, Sheridan & Thorn Associates and Katin, Dosoretz Radiation Therapy Associates, P.A. for premises in Ft. Myers, Florida. Effective July 31, 1997, Katin, Dosoretz Radiation Therapy Associates, P.A. changed its name to 21st Century Oncology, Inc.	S-1	333-114603	10.1	4/19/04

10.2	Lease Agreement dated May 1, 1999 between Colonial Radiation Associates and Radiation Therapy Services, Inc. for premises in Ft. Myers, Florida	S-1	333-114603	10.2	4/19/04

10.3	Lease dated December 3, 1999 between Henderson Radiation Associates and Nevada Radiation Therapy Management Services, Inc. for premises in Henderson, Nevada	S-1	333-114603	10.3	4/19/04

10.4	Lease dated December 31, 1999 between Tamarac Radiation Associates and 21st Century Oncology, Inc. for premises in Tamarac, Florida	S-1	333-114603	10.4	4/19/04

10.5	Lease dated January 1, 2001 between Bonita Radiation Associates and 21st Century Oncology, Inc. for premises in Bonita Springs, Florida	S-1	333-114603	10.5	4/19/04

10.6	Lease dated October 25, 2000 between North Naples Extension and 21st Century Oncology, Inc. for premises in Naples, Florida	S-1	333-114603	10.6	4/19/04

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.7	Lease Agreement dated May 21, 2001 between Fort Walton Radiation Associates, LLP and 21st Century Oncology, Inc. for premises in Fort Walton Beach, Florida	S-1	333-114603	10.7	4/19/04

10.8	Lease Agreement dated November 13, 2000 between West Palm Radiation Associates, LLC and Palms West Radiation Associates, LLC for premises in Palm Beach County, Florida	S-1	333-114603	10.8	4/19/04

10.9	Lease dated May 1, 2002 between Bradenton Radiation Associates and 21st Century Oncology, Inc. for premises in Bradenton, Florida	S-1	333-114603	10.9	4/19/04

10.10	Lease Agreement dated October 1, 2002 between 21st Century Oncology, Inc. and Plantation Radiation Associates for premises in Plantation, Florida	S-1	333-114603	10.10	4/19/04

10.11	Lease Agreement dated January 21, 2003 between Yonkers Radiation Enterprises, LLC and New York Radiation Therapy Management Services, Incorporated for premises in Yonkers, New York	S-1	333-114603	10.11	4/19/04

10.12	Lease dated February 1, 2003 between Lehigh Radiation Associates and 21st Century Oncology, Inc. for premises in Lehigh Acres, Florida	S-1	333-114603	10.12	4/19/04

10.13	Lease dated November 19, 2003 between Destin Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Santa Rosa Beach, Florida	S-1	333-114603	10.13	4/19/04

10.14	Sublease agreement dated October 21, 1999 between Radiation Therapy Services, Inc. and Westchester MRI Specialists, P.C.	S-1/A	333-114603	10.14	5/21/04

10.15	Lease dated June 1, 2005 between Arizona Radiation Enterprises, LLC and Arizona Radiation Therapy Management Services, Inc.	10-Q	000-50802	10.2	8/5/05

10.16	Administrative Services Agreement dated January 1, 1999 between New York Radiation Therapy Management Services, Incorporated and Yonkers Radiation Medical Practice, P.A.; Addendum dated January 1, 2000 for Yonkers; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1/A	333-114603	10.15	5/21/04

10.17	Addendum dated January 1, 2005.	10-K	000-50802	10.16	2/18/05

10.18	Addendum dated January 1, 2006.	10-K	000-50802	10.18	2/17/06

10.19	Addendum dated January 1, 2007.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.20	Administrative Services Agreement dated January 1, 2002 between North Carolina Radiation Therapy Management Services, Inc. and Radiation Therapy Associates of Western North Carolina, P.A.; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.16	4/19/04

10.21	Addendum dated January 1, 2005.	10-K	000-50802	10.18	2/18/05

10.22	Addendum dated January 1, 2006.	10-K	000-50802	10.21	2/17/06

10.23	First Amendment dated August 1, 2006	8-K	000-50802	10.4	8/4/06

10.24	Addendum dated October 1, 2006.					X

10.25	Addendum dated January 1, 2007.					X

10.26	Administrative Services Agreement dated January 9, 1998 between Nevada Radiation Therapy Management Services, Incorporated and Michael J. Katin, M.D., Prof. Corp.; Addendum dated January 1, 1999; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.17	4/19/04

10.27	Addendum dated January 1, 2005.	10-K	000-50802	10.20	2/18/05

10.28	Addendum dated January 1, 2006.	10-K	000-50802	10.24	2/17/06

10.29	First Amendment dated August 1, 2006	8-K	000-50802	10.5	8/4/06

10.30	Administrative Services Agreement dated October 31, 1998 between Maryland Radiation Therapy Management Services, Inc. and Katin Radiation Therapy, P.A.; Addendum dated January 1, 2000; Addendum dated January 1, 2001; Addendum dated January 1, 2002; Addendum dated January 1, 2003; Addendum dated January 1, 2004.	S-1	333-114603	10.18	4/19/04

	Addendum dated January 1, 2005.	10-Q	000-50802	10.22	2/18/05

10.31	Amendment effective April 1, 2005.	10-Q	000-50802	10.1	8/5/05

10.32	Addendum dated January 1, 2006.	10-K	000-50802	10.27	2/17/06

10.33	Addendum dated January 1, 2007.					X

10.34	Independent Contractor Agreement between Katin Radiation Therapy, P.A. and Ambergers, LLC dated October 18, 2005.	10-Q	000-50802	10.2	11/7/05

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.35	Administrative Services Agreement between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation dated August 1, 2003. Addendum dated January 1, 2004. Addendum dated January 1, 2005.	10-K	000-50802	10.23	2/18/05

10.36	Addendum dated January 1, 2006.	10-K	000-50802	10.30	2/17/06

10.37	Termination of Administrative Services Agreement.	8-K	000-50802	10.3	8/4/06

10.38	Administrative Services Agreement between New England Radiation Therapy Management Services, Inc. and Massachusetts Oncology Services PC	10-Q	000-50802	10.3	8/5/05

10.39	Addendum dated January 1, 2006.	10-K	000-50802	10.32	2/17/06

10.40	Addendum dated January 1, 2007.					X

10.41 +	Second Amended and Restated 1997 Stock Option Plan	S-1	333-114603	10.19	4/19/04

10.42 +	Radiation Therapy Services, Inc. 2004 Stock Incentive Plan	S-1/A	333-114603	10.20	6/2/04

10.43 +	Performance Based Bonus Plan as of April 2004	S-1/A	333-114603	10.21	5/21/04

10.44 +	Executive Employment Agreement of Daniel E. Dosoretz, M.D.	S-1/A	333-114603	10.22	5/21/04

10.45 +	Physician Employment Agreement between Daniel E. Dosoretz, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.23	5/21/04

10.46 +	Physician Employment Agreement between Michael J. Katin, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.25	6/2/04

10.47+	Executive Employment Agreement of James H. Rubenstein, M.D.	S-1/A	333-114603	10.26	5/21/04

10.48 +	Physician Employment Agreement between James H. Rubenstein, M.D. and 21st Century Oncology, Inc.	S-1/A	333-114603	10.27	5/21/04

10.49 +	Executive Employment Agreement of David M. Koeninger	S-1/A	333-114603	10.28	5/21/04

10.50 +	Executive Employment Agreement of Joseph Biscardi	S-1/A	333-114603	10.29	5/21/04

10.51	Form of Transition Agreement and Stock Pledge	S-1	333-114603	10.30	4/19/04

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.52	Fourth Amended and Restated Credit Agreement among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, Wachovia Bank, National Association, as Syndication Agent, the other lenders party thereto, Banc of America Securities, LLC and Wachovia Securities, Inc. as joint lead arrangers and Joint Book Managers, dated as of December 16, 2005 (contained in Exhibit 4.2)	8-K	000-50802	10.1	12/21/05

10.53	Amendment No. 1 to Fourth Amended and Restated Credit Agreement (contained in Exhibit 4.3)	8-K	000-50802	10.8	11/16/06

10.54	Insurance Policy issued by Batan Insurance Company SPC, LTD to Radiation Therapy Services, Inc.	S-1/A	333-114603	10.42	5/21/04

10.55	Asset Purchase Agreement dated April 15, 2004 for acquisition of Devoto Construction, Inc.	S-1	333-114603	10.43	4/19/04

10.56	S Corporation Tax Allocation and Indemnification Agreements	S-1/A	333-114603	10.44	6/2/04

10.57 +	Employment Agreement of Howard M. Sheridan, M.D.	S-1/A	333-114603	10.49	5/21/04

10.58 +	Form of Indemnification Agreement (Directors and/or Officers)	S-1/A	333-114603	10.50	5/21/04

10.59	Management Services Agreement dated May 1, 2001 between Riverhill MRI Specialists, P.C. d/b/a Rivermed Imaging and Financial Services of Southwest Florida, Inc.	S-1/A	333-114603	10.53	6/2/04

10.60	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated June 1, 2002 between Radiation Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 1 dated September 2003	S-1/A	333-114603	10.54	6/2/04

10.61	Positron Emission Tomography (PET) Services Office, Equipment and Personnel Lease Agreement dated October 1, 2001 between Radiology Regional Center, P.A. and 21st Century Oncology, Inc.; Amendment 2 dated September 2003	S-1	333-114603	10.55	6/2/04

10.62	Development Agreement between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc. dated effective as of December 16, 2004.	10-K	000-50802	10.46	2/18/05

10.63	Purchasing Agreement between Palm Springs Radiation Enterprises, LLC and DeVoto Construction of Southwest Florida, Inc. dated effective as of December 16, 2004.	10-K	000-50802	10.47	2/18/05

10.64	Lease dated January 30, 2003 between Crestview Radiation Enterprises, LLC and 21st Century Oncology, Inc. for premises in Crestview, Florida lease effective February 20, 2004.	10-K	000-50802	10.48	2/18/05

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.65	Physician Sharing Agreement between 21st Century Oncology, Inc. and Radiation Therapy Associates of Western North Carolina, P.A. effective August 1, 2003	10-K	000-50802	10.49	2/18/05

10.66	Personal and Services Agreement between Imaging Initiatives, Inc and 21st Century Oncology, Inc. effective December 1, 2004	10-K	000-50802	10.50	2/18/05

10.67	Lease dated October 2005 between Palm Springs Radiation Enterprises, LLC and California Radiation Therapy Management Services, Inc.	10-K	000-50802	10.59	2/17/06

10.68 +	Executive Employment Agreement effective March 1, 2006 by and between the Company and Patricia Gondolfo.	8-K	000-50802	10.1	3/3/06

10.69 +	Letter agreement dated July 22, 206 between Patricia Gondolfo and the Company.	8-K	000-50802	10.1	7/25/06

10.70	Management Services Agreement dated May 1, 2006 between LHA, Inc. and 21st Century Oncology of California, a Medical Corporation.	8-K	000-50802	10.1	8/4/06

10.71	Amendment to Management Services Agreement dated August 1, 2006.	8-K	000-50802	10.2	8/4/06

10.72	Transfer of Project and First Amendment to Lease Agreement dated September 25, 2006 by and between Colonial Radiation Associates and 21st Century Oncology, Inc.	8-K	000-50802	10.1	11/4/06

10.73	Management Services Agreement dated September 8, 2006 between Beverly Hills Radiation Oncology and 21st Century Oncology of California, a Medical Corporation.	8-K	000-50802	10.2	11/4/06

10.74	Second Amendment to Management Services Agreement dated November 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation.	8-K	000-50802	10.3	11/4/06

10.75	Termination of Management Services Agreement dated November 1, 2006 between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California, a Medical Corporation.	8-K	000-50802	10.4	11/4/06

10.76	Business Operations and Support Agreement dated July 20, 1999 by and between Phoenix Management Company, LLC and X-Ray Treatment Center, P.C.	8-K	000-50802	10.2	11/16/06

10.77	Business Operations and Support Agreement dated August 19, 2000 by and between American Consolidated Technologies and RADS, P.C. Oncology Professionals.	8-K	000-50802	10.3	11/16/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.78	Business Operations and Support Agreement dated August 19, 2000 by and between Pontiac Investment Associates and American Oncologic Associates of Michigan, P.C.	8-K	000-50802	10.4	11/16/06

10.79	Amendment to Business Operations and Support Agreement dated November 15, 2006 by and between Phoenix Management Company, LLC and X-Ray Treatment Center, P.C.	8-K	000-50802	10.5	11/16/06

10.80	Amendment to Business Operations and Support Agreement dated November 15, 2006 by and between American Consolidated Technologies and RADS, P.C. Oncology Professionals.	8-K	000-50802	10.6	11/16/06

10.81	Amendment to Business Operations and Support Agreement dated November 15, 2006 by and between Phoenix Management Company, LLC and American Oncologic Associates of Michigan, P.C.	8-K	000-50802	10.7	11/16/06

10.82	Professional Services Agreement dated January 3, 2007 between Gettysburg Radiation, LLC and Katin Radiation Therapy, P.A.					X

10.83 +	Second Amendment to Physician Employment Agreement dated and effective October 1, 2006 between 21st Century Oncology, Inc. and Michael J. Katin, M.D.					X

10.84	Physician Sharing Agreement dated as of October 1, 2006 between Katin Radiation Therapy, P.A. and 21st Century Oncology of Harford County, Maryland, LLC					X

10.85	Pre Construction Management Services Agreement dated February 1, 2007 between Theriac Ent. Of Jacksonville, LLC and Devoto Construction of Southwest Florida, Inc.					X

10.86	Construction Management Services Agreement dated February 1, 2007 between Theriac of Littlestown, LLC and Devoto Construction of Southwest Florida, Inc.					X

10.87	Pre Construction Management Services Agreement dated February 1, 2007 between Theriac of Colonial, LLC and Devoto Construction of Southwest Florida, Inc.					X

10.88	AIA contract agreement dated June 5, 2006 between Devoto Construction of Southwest Florida, Inc. and 3680 Broadway Building Associates, Inc.					X

10.89	AIA contract agreement dated June 5, 2006 between Devoto Construction of Southwest Florida, Inc. and Marco Island Radiation Enterprise, LLC.					X

10.90	AIA contract agreement dated June 5, 2006 between Devoto Construction of Southwest Florida, Inc. and 21st Century Oncology.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No	Exhibit	Filing Date
10.91	Purchasing Agreement dated October 1, 2006 between Nevada Radiation Enterprises, LLC and Devoto Construction of Southwest Florida, Inc.					X

10.92	Purchasing Agreement dated October 1, 2006 between Theriac Enterprises of Scottsdale, LLC and Devoto Construction of Southwest Florida, Inc.					X

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Chief Executive Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of the Chief Financial Officer of Radiation Therapy Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Denotes management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.