Form 10-Q
period 2007-03-31
RADIATION THERAPY SERVICES INC
filed 2007-05-04
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

As of May 1, 2007, we had outstanding 23,477,496 shares of Common Stock, par value $0.0001 per share.

Table of Contents

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1.	Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006
Net patient service revenue	$95,513	$71,217
Other revenue	2,304	2,724

Total revenues	97,817	73,941

Salaries and benefits	49,920	35,943
Medical supplies	2,825	2,186
Facility rent expenses	3,022	2,254
Other operating expenses	4,307	3,011
General and administrative expenses	9,652	7,211
Depreciation and amortization	5,473	3,710
Provision for doubtful accounts	2,904	2,522
Interest expense, net	3,803	2,165

Total expenses	81,906	59,002

Income before minority interests	15,911	14,939
Minority interests in net earnings of consolidated entities	(383)	(515)

Income before income taxes	15,528	14,424

Income tax expense	5,978	5,568

Net income	9,550	8,856
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative interest rate swap agreements, net of tax	(51)	114

Comprehensive income	$9,499	$8,970

Net income per common share outstanding—basic	$0.41	$0.39

Net income per common share outstanding—diluted	$0.40	$0.37

Weighted average shares outstanding:
Basic	23,412	22,960

Diluted	24,165	23,895

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,012	$15,413
Accounts receivable, net	65,978	52,764
Income taxes receivable	1,767	938
Prepaid expenses	7,282	8,273
Current portion of lease receivable	358	427
Inventories	1,674	1,613
Deferred income taxes	6,064	5,583
Other	2,132	2,527

Total current assets	96,267	87,538

Lease receivable, less current portion	92	154
Equity investments in joint ventures	1,195	1,215
Property and equipment, net	166,115	152,379
Goodwill	146,896	138,785
Intangible assets, net	7,813	7,599
Other assets	14,899	11,424

Total assets	$433,277	$399,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,938	$10,604
Accrued expenses	18,496	14,679
Current portion of long-term debt	11,199	12,285

Total current liabilities	42,633	37,568

Long-term debt, less current portion	205,322	192,959
Other long-term liabilities	2,708	2,584
Deferred income taxes	25,554	24,070
Minority interest in consolidated entities	12,122	7,104

Total liabilities	288,339	264,285
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,427 and 23,367 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	82,183	81,465
Retained earnings	63,121	53,683
Note receivable from shareholder	(362)	(386)
Accumulated other comprehensive (loss) income, net of tax	(6)	45

Total shareholders’ equity	144,938	134,809

Total liabilities and shareholders’ equity	$433,277	$399,094

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$9,550	$8,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,019	3,318
Amortization	454	392
Deferred rent expense	162	74
Deferred income tax provision	1,035	368
Stock based compensation	12	14
Tax benefit from stock option exercise	(231)	(1,339)
Provision for doubtful accounts	2,904	2,522
Gain on the sale of property and equipment	(2)	—
Minority interest in net earnings of consolidated entities	383	515
Equity interest in net loss (income) of joint ventures	20	(18)
Changes in operating assets and liabilities:
Accounts receivable, gross	(16,118)	(12,055)
Inventories	(61)	(57)
Prepaid expenses	991	(91)
Accounts payable	(261)	1,215
Accrued expenses	3,810	2,180
Income taxes currently payable	4,490	5,025

Net cash provided by operating activities	12,157	10,919
Cash flows from investing activities
Purchases of property and equipment	(6,170)	(5,397)
Acquisition of radiation centers	(10,114)	(1,800)
Payment of assumed acquisition liability	(5,200)	—
Proceeds from the sale of property and equipment	2	—
(Loans to) repayments from employees	(85)	26
Contribution of capital to joint venture entities	(2,735)	—
Change in lease receivable	131	172
Change in other assets	565	477

Net cash used in investing activities	(23,606)	(6,522)
Cash flows from financing activities
Proceeds from issuance of debt	12,500	1,800
Principal repayments of debt	(6,128)	(1,710)
Proceeds from exercise of stock options	475	3,718
Tax benefit from stock option exercise	231	1,339
Payments of notes receivable from shareholders	24	23
Minority interest in partnership distribution	(54)	(62)
Payments of loan costs	—	(60)

Net cash provided by financing activities	7,048	5,048

Net (decrease) increase in cash and cash equivalents	(4,401)	9,445
Cash and cash equivalents, beginning of period	15,413	8,980

Cash and cash equivalents, end of period	$11,012	$18,425

continued.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$1,450	$7,863

Recorded non-cash contribution of capital by minority interest holder	$4,782	$—

Recorded non-cash contribution of capital to joint venture entities	$2,595	$—

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Radiation Therapy Services, Inc. and its consolidated subsidiaries (the Company) develop and operate radiation therapy centers that provide radiation treatment to cancer patients in Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island and West Virginia.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The cost of revenues for the three months ended March 31, 2007 and 2006 are approximately $56.2 million and $40.1 million, respectively.

New Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement is effective beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

3. STOCK-BASED COMPENSATION

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

Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 was approximately $0.5 million and $3.7 million, respectively. The tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2007 and 2006 was approximately $0.2 million and $1.3 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

	Three months ended March 31,
	2007	2006
Weighted average common shares outstanding—basic	23,412	22,960
Effect of dilutive securities	753	935

Weighted average common and common equivalent shares outstanding—diluted	24,165	23,895

5. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under United States generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is composed of unrealized gain (loss) on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain (loss) was a decrease of approximately $51,000 to shareholders’ equity for the three months ended March 31, 2007 and an increase of approximately $114,000 to shareholders’ equity for the three months ended March 31, 2006.

6. FIN 48 TAX ACCOUNTING

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $111,898 in the liability for unrecognized tax positions, which was recorded as a reduction in retained earnings, which, if recognized in tax expense, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax exposure in interest expense and penalties in operating expenses. The Company had $0 for the payment of interest and penalties accrued at December 31, 2006. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $25,443, which is included in the liability for unrecognized tax positions.

The Company is subject to taxation in the US and various states jurisdictions. In addition, the Company has state net operating loss carryforwards available from 2004 forward. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2003 through 2006 are subject to examination.

7. ACQUISITIONS

In January 2007, the Company acquired a 67.5% interest in a start-up radiation treatment center located in Gettysburg, Pennsylvania for approximately $816,000. The center purchased in Gettysburg expands the Company’s presence into a new local market. The allocation of the purchase price is to tangible assets of $3,137,000, goodwill of $1,014,000, current liabilities of $7,000, long-term debt of $3,420,000 and minority interest assets of approximately $92,000.

In March 2007, the Company acquired the assets of a radiation treatment center located in Casa Grande, Arizona for approximately $8,003,000. The center purchased in Arizona further expands the Company’s presence into the central Arizona local market. The allocation of the purchase price is to tangible assets of $951,000, non-compete agreements of $531,000, amortized over 3 years, and goodwill of $6,521,000.

During the first quarter of 2007, the Company acquired the assets of several urology and surgery practices within southwest Florida for approximately $1,232,000. The urology and surgery practices provide additional service and treatment protocols to our patients with prostate cancer and other urological diseases. The allocation of the purchase price is to tangible assets of $1,120,000 and goodwill of $112,000.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition.

8. LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. The Company does not believe that an adverse decision in any of these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flow.

As previously disclosed, on April 13, 2005, the Company was served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of its Board of Directors and the Company as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). On February 26, 2007, the Circuit Court ordered and adjudged that the shareholder derivative lawsuit be dismissed for lack of prosecution. Since this dismissal is without prejudice, there can be no assurance that this lawsuit has terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this 10-Q, and the Management’s Discussion and Analysis of the financial condition and results of operations included in our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007. This section of the 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors” herein and in our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this 10-Q.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of March 31, 2007, we provided radiation therapy services in 79 treatment centers. Our treatment centers are clustered into 25 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, and West Virginia. Of these 79 treatment centers, 24 treatment centers were internally developed, 45 were acquired and 10 involve hospital-based treatment centers. We have continued to expand our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The average revenue per treatment is sensitive to the mix of services used in treating a patient’s tumor. The reimbursement rates set by Medicare and commercial payers tend to be higher for the more advanced treatment technologies, reflecting their higher complexity. A key part of our business strategy is to implement advanced technologies once supporting economics are available. For example, we implemented a pilot stereotactic radiosurgery program using kV x-rays in one of our centers in 2004 and, with expanded reimbursement for the technology available January 1, 2007, we have accelerated the implementation of this new technology to several of our local markets.

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

For the three months ended March 31, 2007, our total revenues grew by 32.3% while our net income grew by 7.8% from the same period of the prior year. For the three months ended March 31, 2007, we had total revenues of $97.8 million.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,			Three Months March 31, 2007
	2005	2006
Treatment centers at beginning of period	56	68		76
Internally developed	2	—		2
Internally (consolidated)	(2)	—		—
Acquired	10	10	*	1
Hospital-based	2	(2)		—

Treatment centers at period end	68	76		79

Local markets at period end	22	24		25

*	Excludes the acquisition of the Bel Air, Maryland radiation treatment center, as we expect to combine the external beam treatments done at our Belcamp, Maryland radiation treatment center.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended March 31,
	2007	2006	% Change
Number of treatment days	64	64
Total treatments – freestanding centers	111,022	95,396	16.4%
Treatments per day – freestanding centers	1,735	1,491	16.4%
Percentage change in revenue per treatment – freestanding centers – same practice basis	7.0%	15.2%
Percentage change in treatments per day – freestanding centers – same practice basis	3.2%	6.2%
Local markets at period end	25	22	13.6%
Treatment centers—freestanding	69	57	21.1%
Treatment centers—hospital	10	12	(16.7)%

	79	69	14.5%

Days sales outstanding for the quarter	56	56

Percentage change in total revenues – same practice basis	9.2%	19.9%
Net patient service revenue – professional services only (in thousands)	$15,592	$6,742

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

For the three months ended March 31, 2007, net patient service revenue comprised 97.6% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 37 of our radiation treatment centers we employ the physicians, and in 32 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the three months ended March 31, 2007, approximately 34.0% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the three months ended March 31, 2007, other revenue comprised approximately 2.4% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

Medicare is a major funding source for the services we provide and government reimbursement developments can have a material effect on operating performance. These developments include the reimbursement amount for each CPT service (current procedural terminology) that we provide and the specific CPT services covered by Medicare. The Centers for Medicare and Medicaid Services (CMS), the government agency responsible for administering the Medicare program, administers an annual process for considering changes in reimbursement rates and covered services. We have played, and will continue to play, a role in that process both directly and through the radiation oncology professional societies.

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Continued affiliation with physician specialties other than radiation oncology.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

•	Increased costs associated with being a public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with development and expansion of internal infrastructure.

Acquisitions and Developments

We expect to continue to acquire and develop treatment centers in connection with the implementation of our growth strategy. Over the past thirty-six months, we have acquired 24 treatment centers and internally developed 6 treatment centers.

In January 2006, we acquired the assets of a radiation treatment center located in Opp, Alabama for approximately $1.8 million. The center purchased in Alabama further expands our presence in its Southeastern Alabama local market. We have expanded the availability of advanced radiation therapy treatment modalities in this service area.

In May 2006, we acquired the assets of a radiation treatment center located in Santa Monica, California for approximately $12.0 million. The center purchased in California expands our presence into a second local market in the California area.

In August 2006, we acquired the assets of a radiation treatment center located in Bel Air, Maryland for approximately $6.8 million. The center purchased in Maryland expands our presence in our central Maryland local market.

In September 2006, we acquired the assets of a radiation treatment center located in Beverly Hills, California for approximately $19.1 million. The center purchased in California expands our presence into our Los Angeles local market complementing the Santa Monica radiation center we purchased in May 2006.

In November 2006, we acquired a network of radiation treatment centers in southeastern Michigan for approximately $47.1 million, including real estate of approximately $6.2 million. The acquisition provides us an entrance into a new local market. The seven-facility network consists of two full service facilities, five satellite facilities and Certificates of Need to operate a total of eight linear accelerators.

During the fourth quarter of 2006, we acquired the assets of several urology and surgery practices within southwest Florida for approximately $0.6 million, to expand our affiliations with other physicians and to strengthen our clinical working relationships.

In January 2007, we acquired a 67.5% interest in a start-up radiation treatment center located in Gettysburg Pennsylvania for approximately $0.8 million. The center purchased in Gettysburg expands our presence into a new local market.

In February 2007, we received a license to operate a freestanding radiation facility at Roger Williams Medical Center in Providence, Rhode Island, completing the transition of that facility from hospital-based to freestanding. The freestanding facility is a joint venture between Roger Williams, and us in which we have a majority interest in the facility. The facility offers IMRT and IGRT programs.

In March 2007, we began providing professional services to the Kennedy Health System in New Jersey.

In March 2007, we acquired the assets of a radiation treatment center located in Casa Grande, Arizona for approximately $8.0 million. The center purchased in Arizona expands our presence into the central Arizona local market.

During the first quarter of 2007, we acquired the assets of several urology and surgery practices within southwest Florida for approximately $1.2 million, to expand our affiliations with other physicians and to strengthen our clinical working relationships.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the three months ended March 31, 2006 and 2007.

	Year Ended December 31, 2006	Three Months Ended March 31,
		2006	2007
Payer
Medicare	50.1%	51.8%	51.7%
Commercial	46.4	44.6	45.1
Medicaid	1.8	1.6	1.5
Self pay	1.7	2.0	1.7

Total net patient service revenue	100.0%	100.0%	100.0%

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

Medicare reimbursement rates are determined by a formula which takes into account an industry wide conversion factor (CF) multiplied by relative value units (RVUs) determined on a per procedure basis. The CF and RVUs may change on an annual basis. In 2005, the CF increased by 1.5%; and in 2006 and 2007, the CF remained unchanged at the 2005 level. The net result of changes to the CF and RVUs over the last several years has not had a significant impact on our business, but it is difficult to forecast the future impact of any changes. We depend on payments from government sources and any changes in Medicare or Medicaid programs could result in a decrease in our total revenues and net income.

On November 1, 2006, CMS released its final rule for the 2007 Medicare physician fee schedule. The final rule included specific reimbursement codes for stereotactic procedures and provides for a four-year transition to a new practice expense methodology for establishing practice expense values for services paid under the Medicare physician fee schedule. Based on our review of the 2007 fee schedule, we do not expect the fee schedule to have a material impact in 2007 on the total reimbursement of services we provide to Medicare beneficiaries.

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

During the three months ended March 31, 2007 and 2006, approximately 53.2% and 53.4%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $111,898 in the liability for unrecognized tax positions, which was recorded as a reduction in retained earnings, which, if recognized in tax expense, would impact the effective tax rate.

New Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement is effective beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for the Company beginning January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2007	2006
Revenues:
Net patient service revenue	97.6%	96.3%
Other revenue	2.4	3.7

Total revenues	100.0%	100.0%
Expenses:
Salaries and benefits	51.0	48.6
Medical supplies	2.9	3.0
Facility rent expenses	3.1	3.0
Other operating expenses	4.4	4.1
General and administrative expenses	9.9	9.8
Depreciation and amortization	5.6	5.0
Provision for doubtful accounts	3.0	3.4
Interest expense, net	3.9	2.9

Total expenses	83.8	79.8

Income before minority interests	16.2	20.2
Minority interests in net earnings of consolidated entities	(0.4)	(0.7)

Income before income taxes	15.8	19.5
Income tax expense	6.1	7.5

Net income	9.7%	12.0%

Comparison of the Three Months Ended March 31, 2007 and 2006

Total revenues. Total revenues increased by $23.9 million, or 32.3%, from $73.9 million for the three months ended March 31, 2006 to $97.8 million for the three months ended March 31, 2007. Approximately $17.1 million of this increase resulted from our expansion into new practices in existing local markets and new local markets during 2006 and 2007 through the acquisition of several urology and surgery practices in southwest Florida, 11 new radiation treatment centers, the opening of 2 new de novo centers, and the addition of 1 hospital-based arrangement as follows:

Date	Sites	Location	Market	Type
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition
January 2007	1	Gettysburg, Pennsylvania	Pennsylvania	De novo
February 2007	1	Providence, Rhode Island	Rhode Island	De novo
March 2007	1	Kennedy Health System, New Jersey	South New Jersey	Hospital-Based
March 2007	1	Casa Grande, Arizona	Central Arizona	Acquisition

Approximately $6.8 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $14.0 million, or 38.9%, from $35.9 million for the three months ended March 31, 2006 to $49.9 million for the three months ended March 31, 2007. Salaries and benefits as a percentage of total revenues increased from 48.6% for the three months ended March 31, 2006 to 51.0% for the three months ended March 31, 2007. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, nurses, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida and acquisitions of treatment centers in new local markets during the latter part of 2006 and in 2007 contributed to a $10.4 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $3.6 million due to increases in our physician bonus programs, additional staffing and increases in the cost of our health insurance benefits, which were offset by reduced payments under our executive bonus program. In addition, increased compensation related to headcount and infrastructure development to support our growing facility network including the addition of positions in regional operations, management, finance, business development, human resources and research contributed to approximately $0.7 million in additional costs.

Medical supplies. Medical supplies increased by $0.6 million, or 29.2%, from $2.2 million for the three months ended March 31, 2006 to $2.8 million for the three months ended March 31, 2007. Medical supplies as a percentage of total revenues decreased from 3.0% for the three months ended March 31, 2006 to 2.9% for the three months ended March 31, 2007. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2006 and 2007. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $0.7 million, or 34.1%, from $2.3 million for the three months ended March 31, 2006 to $3.0 million for the three months ended March 31, 2007. Facility rent expenses as a percentage of total revenues increased from 3.0% for the three months ended March 31, 2006 to 3.1% for the three months ended March 31, 2007. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo center in Providence, Rhode Island.

Other operating expenses. Other operating expenses increased by $1.3 million or 43.0%, from $3.0 million for the three months ended March 31, 2006 to $4.3 million for the three months ended March 31, 2007. Other operating expenses as a percentage of total revenue increased from 4.1% for the three months ended March 31, 2006 to 4.4% for the three months ended March 31, 2007. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $0.8 million of the increase was related to the expansion into new local markets and $0.5 million increase in our remaining existing local markets due to increased costs in our service contracts relating to our advanced radiation therapy equipment and increased costs in our contract labor.

General and administrative expenses. General and administrative expenses increased by $2.5 million or 33.9%, from $7.2 million for the three months ended March 31, 2006 to $9.7 million for the three months ended March 31, 2007. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 9.8% for the three months ended March 31, 2006 to 9.9% for the three months ended March 31, 2007. The increase of $2.5 million in general and administrative expenses was due to an increase of approximately $1.3 million relating to the growth in the number of our local markets, and approximately $1.2 million in our existing local markets. The increase in total general and administrative expenses included approximately $0.7 million increase in malpractice insurance costs.

Depreciation and amortization. Depreciation and amortization increased by $1.8 million, or 47.5%, from $3.7 million for the three months ended March 31, 2006 to $5.5 million for the three months ended March 31, 2007. Depreciation and amortization expense as a percentage of total revenues increased from 5.0% for the three months ended March 31, 2006 to 5.6% for the three months ended March 31, 2007. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.8 million. Approximately $0.6 million of the increase was attributable to the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo center in Providence, Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.4 million, or 15.1%, from $2.5 million for the three months ended March 31, 2006 to $2.9 million for the three months ended March 31, 2007. Provision for doubtful accounts as a percentage of total revenues decreased from 3.4% for the three months ended March 31, 2006 to 3.0% for the three months ended March 31, 2007. The decrease in the provision for doubtful accounts is due to the decrease in the percentage of self-pay revenue to our total revenues from 2.0% in 2006 to 1.7% in 2007.

Interest expense, net. Interest expense, net increased by $1.6 million, or 75.7%, from $2.2 million for the three months ended March 31, 2006 to $3.8 million for the three months ended March 31, 2007. Included in interest expense, net is an insignificant amount of interest income. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2006 and 2007 and borrowings under capital lease financing arrangements of approximately $25.0 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $0.7 million, or 7.8%, from $8.9 million in net income for the three months ended March 31, 2006 to $9.6 million for the three months ended March 31, 2007. Net income represents 9.7% and 12.0% of total revenues for the three months March 31, 2007 and 2006, respectively.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the three-month periods ended March 31, 2007 and 2006, was $12.2 million, and $10.9 million, respectively.

Net cash provided by operating activities increased by $1.3 million from $10.9 million for the three month period ended March 31, 2006 to $12.2 million for the three month period ended March 31, 2007. Net cash provided by operating activities was affected by income tax payments made in 2007 of approximately $0.5 million, as compared to tax payments of approximately $0.2 million made in 2006, offset by an increase in our net income. Accounts receivable, net increased by $13.2 million from the prior year due primarily to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo center in Providence, Rhode Island.

Cash Flows From Investing Activities

Net cash used in investing activities for the three-month periods ended March 31, 2007 and 2006, was $23.6 million, and $6.5 million, respectively.

Net cash used in investing activities increased by $17.1 million from $6.5 million for the three month period ended March 31, 2006 to $23.6 million for the three month period ended March 31, 2007. Net cash used in investing activities was impacted by approximately $10.1 million from the acquisitions of radiation center assets during 2007 as compared to approximately $1.8 million of acquisitions in 2006. Payments of approximately $5.2 million in assumed acquisition liability relating to our November 2006 purchase of the treatment centers in southeastern Michigan impacted cash used in investing activities. Approximately $6.2 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Cash flows from investing activities was also impacted by approximately $2.7 million in contribution of capital related to the Roger Williams joint venture, which began operations in February 2007.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2007 and 2006, was $7.0 million, and $5.0 million, respectively.

The increase in cash provided by financing activities was primarily attributable to the borrowing of approximately $12.5 million for the acquisition of certain urology and surgery practices in southwest Florida and certain treatment centers in 2007 compared to $1.8 million in borrowings in 2006. Repayments of debt of approximately $6.1 million in 2007 primarily for capital lease obligations and payments under our senior secured credit facility impacted cash flow from financing activities during 2007. The receipt of $0.5 million from the exercise of stock options and the tax benefit of $0.2 million from stock option exercise also impacted cash flow from financing activities during 2007.

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

In April 2007, our existing senior credit facility was amended effective as of January 8, 2007 to provide the following minor modifications (i) provide for an increase in the amount of Permitted Excluded Subsidiary Loans from $0.5 million to $1.0 million and the aggregate amount of Permitted Excluded Subsidiary Loans to all Excluded Subsidiaries from $3.0 million to $10.0 million and (ii) to amend certain administrative provisions contained therein.

As of March 31, 2007, we had $216.5 million of outstanding debt, $11.2 million of which was classified as current. Of the $216.5 million of outstanding debt, $177.5 million was outstanding to lenders under our senior secured credit facility, and $39.0 million was outstanding under capital leases and other miscellaneous indebtedness. As of March 31, 2007, of the outstanding borrowings under our senior secured credit facility, $1.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of March 31, 2007.

We currently maintain one lease line of credit with a financial institution for the purpose of leasing medical equipment in the total commitment amount of $11 million. As of March 31, 2007, we had $7.0 million available under the lease line of credit.

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

As of March 31, 2007, we have interest rate exposure on $157.5 million of our senior secured credit facility. Our debt obligations subject to floating rates at March 31, 2007 include $157.5 million of variable rate debt at an approximate average interest rate of 7.1% as of March 31, 2007. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.6 million on a calendar year basis.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely basis.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flow.

As previously disclosed, on April 13, 2005, we were served with a shareholder derivative lawsuit filed by Steven Scheye, derivatively on behalf of nominal defendant, Radiation Therapy Services, Inc., against certain officers, all of the members of our Board of Directors and us as nominal defendant (Circuit Court for the Twentieth Judicial Circuit, Lee County, Florida; Case No. 05-CA-001103). On February 26, 2007, the Circuit Court ordered and adjudged that the shareholder derivative lawsuit be dismissed for lack of prosecution. Since this dismissal is without prejudice, there can be no assurance that this lawsuit has terminated.

Item 1A.	Risk Factors.

You should carefully consider the “Risk Factors” section of our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007 in evaluating us and our business before making an investment decision. The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of March 31, 2007. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of March 31, 2007, we had outstanding debt of $216.5 million. Approximately $110.5 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $205.2 million as of December 31, 2006. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

The Company’s 2007 annual meeting of shareholders was held on May 4, 2007 in Fort Myers, Florida, at which the following matters were submitted to a vote of the shareholders:

(a) Votes regarding the election of three Class III directors for a term expiring in 2010 were as follows:

	For	Withheld
Rabbi Solomon Agin, D.D.	20,666,893	710,979
Howard M. Sheridan, M.D.	20,676,922	700,950
Daniel E. Dosoretz, M.D.	20,686,878	690,994

(b) Votes to ratify the appointment of Ernst & Young LLP as independent accountants:

For	21,294,061
Against	61,721
Abstained	22,090

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description
4.1	Amendment No. 2 To Fourth Amended and Restated Credit Agreement and Amendment To Security Agreement between Radiation Therapy Services, Inc. and Bank of America, N.A. as Administrative Agent effective January 8, 2007

10.1	Radiation Therapy Services Agreement between Roger Williams Radiation Therapy, LLC and Massachusetts Oncology Services, P.C. effective as of February 1, 2007

10.2	Lease Agreement between Theriac Enterprises of Littlestown, LLC (“Landlord”) and 21st Century Oncology of Pennsylvania (“Tenant”) dated February 7, 2007

10.3	Management Services and Leased Personnel Agreement between 21st Century of New Jersey, Inc., and New Jersey Oncology Services, P.C. dated March 1, 2007

10.4	Lease Agreement between Theriac Enterprises of Casa Grande, LLC (“Landlord”) and Arizona Radiation Therapy Management Services, Inc. (“Tenant”) dated March 12, 2007

10.5	Executive Employment Agreement between Radiation Therapy Services, Inc. and David N.T. Watson effective April 2, 2007

10.6	Amendment to Executive Employment Agreement between Radiation Therapy Services, Inc. and David N.T. Watson dated April 2, 2007

10.7	Purchasing Agreement between Theriac Enterprises of Avondale, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

10.8	Purchasing Agreement between Theriac Enterprises of Gilbert, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

Exhibit Number	Description
10.9	Purchasing Agreement between Theriac Enterprises of Happy Valley, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

10.10	Purchasing Agreement between Theriac Enterprises of Peoria, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

10.11	Purchasing Agreement between Theriac Enterprises of Yucca Valley, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

10.12	Purchasing Agreement between Theriac Enterprises of Hammonton, LLC and Devoto Construction of Southwest Florida, Inc. dated April 26, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: May 4, 2007
	By:	/s/ DAVID M. KOENINGER
David M. Koeninger
Executive Vice President and Chief Financial Officer