Form 10-Q
period 2007-06-30
RADIATION THERAPY SERVICES INC
filed 2007-08-03
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

As of August 1, 2007, we had outstanding 23,512,496 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1.	Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net patient service revenue	$97,637	$69,666	$193,150	$140,883
Other revenue	2,504	2,965	4,807	5,690

Total revenues	100,141	72,631	197,957	146,573
Salaries and benefits	50,842	35,438	100,763	71,381
Medical supplies	3,013	1,712	5,838	3,898
Facility rent expenses	3,189	2,239	6,211	4,493
Other operating expenses	4,304	2,599	8,611	5,611
General and administrative expenses	9,943	7,581	19,595	14,793
Depreciation and amortization	5,742	4,020	11,215	7,729
Provision for doubtful accounts	2,812	2,805	5,716	5,327
Interest expense, net	3,793	2,277	7,596	4,442

Total expenses	83,638	58,671	165,545	117,674

Income before minority interests	16,503	13,960	32,412	28,899
Minority interests in net (earnings) losses of consolidated entities	(217)	403	(599)	(112)

Income before income taxes	16,286	14,363	31,813	28,787
Income tax expense	6,270	5,515	12,248	11,083

Net income	10,016	8,848	19,565	17,704
Other comprehensive income:
Unrealized gain on derivative interest rate swap agreements, net of tax	121	124	70	237

Comprehensive income	$10,137	$8,972	$19,635	$17,941

Net income per common share outstanding—basic	$0.43	$0.38	$0.83	$0.77

Net income per common share outstanding—diluted	$0.41	$0.37	$0.81	$0.74

Weighted average shares outstanding:
Basic	23,477	23,165	23,445	23,063

Diluted	24,167	23,955	24,155	23,927

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,605	$15,413
Accounts receivable, net	66,695	52,764
Income taxes receivable	3,635	938
Prepaid expenses	6,072	8,273
Current portion of lease receivable	275	427
Inventories	1,764	1,613
Deferred income taxes	6,579	5,583
Other	1,222	2,527

Total current assets	98,847	87,538

Lease receivable, less current portion	42	154
Equity investments in joint ventures	1,205	1,215
Property and equipment, net	171,654	152,379
Goodwill	147,477	138,785
Intangible assets, net	7,400	7,599
Other assets	18,273	11,424

Total assets	$444,898	$399,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,360	$10,604
Accrued expenses	21,111	14,679
Current portion of long-term debt	12,919	12,285

Total current liabilities	44,390	37,568

Long-term debt, less current portion	202,473	192,959
Other long-term liabilities	2,870	2,584
Deferred income taxes	27,146	24,070
Minority interest in consolidated entities	12,234	7,104

Total liabilities	289,113	264,285
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,512 and 23,367 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	82,869	81,465
Retained earnings	73,136	53,683
Note receivable from shareholder	(337)	(386)
Accumulated other comprehensive income, net of tax	115	45

Total shareholders’ equity	155,785	134,809

Total liabilities and shareholders’ equity	$444,898	$399,094

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$19,565	$17,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,278	6,911
Amortization	937	818
Deferred rent expense	327	163
Deferred income tax provision	2,036	735
Stock based compensation	113	34
Tax benefit from stock option exercise	(612)	(1,339)
Provision for doubtful accounts	5,716	5,327
Loss on the sale of property and equipment	2	39
Minority interest in net earnings of consolidated entities	599	112
Equity interest in net loss (income) of joint ventures	10	(22)
Changes in operating assets and liabilities:
Accounts receivable, gross	(19,647)	(11,848)
Income taxes receivable	3,003	1,418
Inventories	(151)	(238)
Prepaid expenses	2,201	(756)
Accounts payable	(1,866)	198
Accrued expenses	6,425	2,375

Net cash provided by operating activities	28,936	21,631
Cash flows from investing activities
Purchases of property and equipment	(17,119)	(10,369)
Acquisition of radiation centers	(10,165)	(12,907)
Payment of assumed acquisition liability	(5,200)	—
Proceeds from the sale of property and equipment	2	4
Sales of marketable securities, net	—	5,450
(Loans to) repayments from employees	(499)	11
Contribution of capital to joint venture entities	(4,305)	(14)
Change in lease receivable	264	350
Change in other assets	641	(253)

Net cash used in investing activities	(36,381)	(17,728)
Cash flows from financing activities
Proceeds from issuance of debt	12,500	1,800
Principal repayments of debt	(8,894)	(5,498)
Proceeds from exercise of stock options	679	3,818
Tax benefit from stock option exercise	612	1,339
Payments of notes receivable from shareholders	49	47
Minority interest in partnership distribution	(159)	(92)
Payments of loan costs	(150)	(60)

Net cash provided by financing activities	4,637	1,354

Net (decrease) increase in cash and cash equivalents	(2,808)	5,257
Cash and cash equivalents, beginning of period	15,413	8,980

Cash and cash equivalents, end of period	$12,605	$14,237

continued

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$3,087	$7,863

Recorded non-cash contribution of capital by minority interest holder	$4,782	$—

Recorded non-cash contribution of capital to joint venture entities	$1,099	$—

Recorded Term B loan borrowing used to pay down the revolver	$50,000	$—

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

During the preparation of our June 30, 2007 financial statements, we discovered in the consolidation of one existing local market, that the accounts receivable and net patient service revenue were understated by approximately $2,269,000 for the year ended 2006 and approximately $738,000 for the three months ended March 31, 2007. We reviewed the impact on the 2006 annual financial statements and the first quarter 2007 financial statements and concluded that it was not material to the previously reported 2006 annual financial statements or the expected results for the 2007 year. As a result, we have recorded the cumulative amount of the understatement as an increase to accounts receivable and net patent service revenue in the second quarter of 2007.

The cost of revenues for the three months ended June 30, 2007 and 2006 are approximately $57.5 million and $38.9 million, respectively. The cost of revenues for the six months ended June 30, 2007 and 2006 are approximately $113.7 million and $79.0 million, respectively.

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS No. 155). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Company beginning January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

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

Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was approximately $0.7 million and $3.8 million, respectively. The tax benefit realized for the tax deductions from option exercises for the six months ended June 30, 2007 and 2006 was approximately $0.6 million and $1.3 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding—basic	23,477	23,165	23,445	23,063
Effect of dilutive securities	690	790	710	864

Weighted average common and common equivalent shares outstanding—diluted	24,167	23,955	24,155	23,927

5. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that, under United States generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is composed of unrealized gain on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain was an increase of approximately $70,000 and $237,000 to shareholders’ equity for the six months ended June 30, 2007 and June 30, 2006, respectively.

6. FIN 48 TAX ACCOUNTING

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $111,898 in the liability for unrecognized tax positions, which was recorded as a reduction in retained earnings, which, if recognized in tax expense, would impact the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax exposure in interest expense and penalties in operating expenses. The Company did not make any payments of interest and penalties accrued at December 31, 2006 and during the six month period ended June 30, 2007. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $25,443, which is included in the accrued expenses in the condensed consolidated balance sheets.

The Company is subject to taxation in the US and various states jurisdictions. In addition, the Company has state net operating loss carryforwards available from 2004 forward. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2003 through 2006 are subject to examination.

7. ACQUISITIONS

In January 2007, the Company acquired a 67.5% interest in a start-up radiation treatment center located in Gettysburg, Pennsylvania for approximately $826,000. The center purchased in Gettysburg expands the Company’s presence into a new local market. The allocation of the purchase price is to tangible assets of $3,137,000, goodwill of $1,024,000, current liabilities of $7,000, long-term debt of $3,420,000 and minority interest assets of approximately $92,000.

In March 2007, the Company acquired the assets of a radiation treatment center located in Casa Grande, Arizona for approximately $8,022,000. The center purchased in Arizona further expands the Company’s presence into the central Arizona local market. The allocation of the purchase price is to tangible assets of $951,000, non-compete agreements of $531,000, amortized over 3 years, and goodwill of $6,540,000.

During the first six months of 2007, the Company acquired the assets of several urology and surgery practices within southwest Florida for approximately $1,232,000. The urology and surgery practices provide additional service and treatment protocols to our patients with prostate cancer and other urological diseases. The allocation of the purchase price is to tangible assets of $1,112,000 and goodwill of $120,000.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. No pro forma information is provided as the acquisitions, individually and in the aggregate are immaterial to the condensed consolidated financial statements.

8. LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. The Company does not believe that an adverse decision in any of these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flow.

9. SUBSEQUENT EVENTS

In July 2007, the Company acquired the assets of a radiation treatment center located in Salisbury, Maryland for approximately $16,458,000 plus the assumption of debt of approximately $2,255,000. The center purchased in Maryland further expands the Company’s presence into the central Maryland local market.

In July 2007, the Company purchased the remaining 49.9% interest in a radiation treatment center located in Berlin, Maryland from its former joint venture partner for approximately $2,141,000.

In August 2007, the Company acquired the assets of a radiation treatment center located in Redding, California for approximately $9,794,000. The center purchased in California further expands the Company’s presence into a new local market.

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

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of June 30, 2007, we provided radiation therapy services in 80 treatment centers. Our treatment centers are clustered into 25 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, and West Virginia. Of these 80 treatment centers, 24 treatment centers were internally developed, 45 were acquired and 11 involve hospital-based treatment centers. We have continued to expand our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

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

The reimbursement for radiation therapy services includes a professional component for the physician’s service and a technical component to cover the costs of the machine, facility and services provided by the technical staff. In our freestanding centers we provide both services; while in a hospital-based center the hospital, rather than us, provides the technical services. Fees that we receive from the hospital for services they purchase from us are included in other revenue in our consolidated statements of income and comprehensive income. Net patient service revenue in our consolidated statements of income and comprehensive income is derived from our freestanding centers and from the professional services provided by our doctors in hospital-based centers and by our physicians in other specialties in their practice offices.

For the three and six months ended June 30, 2007, our total revenues grew by 37.9% and 35.1%, respectively while our net income grew by 13.2% and 10.5%, respectively from the same periods of the prior year. For the three and six months ended June 30, 2007, we had total revenues of $100.1 million and $198.0 million, respectively.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,			Six Months Ended
	2005	2006		June 30, 2007
Treatment centers at beginning of period	56	68		76
Internally developed	2	—		2
Internally (consolidated)	(2)	—		—
Acquired	10	10	*	1
Hospital-based	2	(2)		1

Treatment centers at period end	68	76		80

Local markets at period end	22	24		25

*	Excludes the acquisition of the Bel Air, Maryland radiation treatment center, as we combined the external beam treatments done at our Belcamp, Maryland radiation treatment center.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2007	2006		2007	2006
Number of treatment days	64	64		128	128

Total treatments – freestanding centers	108,951	92,129	18.3%	219,973	187,525	17.3%

Treatments per day – freestanding centers	1,702	1,440	18.2%	1,719	1,465	17.3%
Percentage change in revenue per treatment – freestanding centers – same practice basis	9.1%	21.9%		8.1%	18.6%
Percentage change in treatments per day – freestanding centers – same practice basis	3.8%	2.4%		3.5%	4.3%
Local markets at period end	25	23	8.7%
Treatment centers – freestanding	69	58	19.0%
Treatment centers – hospital	11	12	(8.3%)

	80	70	14.3%

Adjusted days sales outstanding for the quarter*	54	57

* Excludes office locations operating for less than one year
Percentage change in total revenues – same practice basis	14.2%	20.2%		11.6%	20.0%
Net patient service revenue – professional services only (in thousands)	$16,137	$6,006		$31,729	$12,748

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

For the six months ended June 30, 2007, net patient service revenue comprised 97.6% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 37 of our radiation treatment centers we employ the physicians, and in 32 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the six months ended June 30, 2007, approximately 33.0% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the six months ended June 30, 2007, other revenue comprised approximately 2.4% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

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

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements.

•	Continued affiliation with physician specialties other than radiation oncology.

•	Increased costs associated with changes in the accounting for stock compensation.

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred.

•	Increased costs associated with being a public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control.

•	Increased costs associated with development and expansion of internal infrastructure.

•	Increased costs associated with planned development of internally developed (de novo) treatment centers in the future.

Acquisitions and Developments

In 2005 we acquired 10 treatment centers and opened two internally developed treatment centers, in 2006 we also acquired 10 treatment centers, but did not open any internally developed treatment centers and in 2007 through June 30th, we acquired one treatment center and opened two internally developed treatment centers.

In 2006 we acquired 10 new radiation treatment centers and we acquired the assets of several urology and surgery practices as follows:

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

In the first six months of 2007, we acquired one new radiation treatment center, internally developed two new radiation centers, from which one was converted from a hospital based arrangement, added two hospital based arrangements and acquired the assets of several urology and surgery practices as follows:

In January 2007, we acquired a 67.5% interest in a start-up radiation treatment center located in Gettysburg, Pennsylvania for approximately $0.8 million. The center purchased in Gettysburg expands our presence into a new local market.

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

In May 2007, we began providing professional services to the North Oakland Medical Center in Michigan.

During the first six months of 2007, we acquired the assets of several urology and surgery practices within southwest Florida for approximately $1.2 million, to expand our affiliations with other physicians and to strengthen our clinical working relationships.

The operations of the foregoing acquisitions have been included in the accompanying consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Since June 30, 2007 we have acquired and / or developed the following radiation treatment centers:

In July 2007, we acquired the assets of a radiation treatment center located in Salisbury, Maryland for approximately $16.5 million plus the assumption of debt of approximately $2.3 million. The center purchased in Maryland further expands our presence into the central Maryland local market.

In July 2007, we purchased the remaining 49.9% interest in a radiation treatment center located in Berlin, Maryland from our former joint venture partner for approximately $2.1 million.

In August 2007, we acquired the assets of a radiation treatment center located in Redding, California for approximately $9.8 million. The center purchased in California further expands our presence into a new local market.

We currently have de novo projects under development, which would increase our number of internally developed radiation therapy treatment centers compared to 2006, which we did not open any internally developed radiation treatment centers. Our current goal is to add up to 4 new internally developed centers in the remainder of 2007 and add up to 10 in 2008. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified health care and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance our current plans and any failure or material delay in successfully completing planned new internally developed treatment centers could harm our business and impair our future growth.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the six months ended June 30, 2006 and 2007.

	Year Ended December 31,	Six Months Ended June 30,
	2006	2006	2007
Payer
Medicare	50.1%	50.5%	51.0%
Commercial	46.4	45.7	45.6
Medicaid	1.8	1.8	1.6
Self pay	1.7	2.0	1.8

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by the Centers for Medicare and Medicaid Services (CMS) and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 1.6% of our net patient service revenue.

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

On July 2, 2007, CMS released its proposed revisions to the Medicare Physician Fee Schedule for 2008. The result of the release was the proposal to maintain the equipment utilization assumption for sophisticated procedures, such as advanced radiation therapies, at 50%. CMS indicated that there was not sufficient empirical evidence to justify an alternative proposal. Based on this information, the proposed schedule is consistent with our expectations and if it becomes final would be projected to have minimal impact based on our current and anticipated mix of services provided. We cannot assure you that the proposed revisions will become final and in the event that there are final revisions which change the equipment utilization assumptions it could adversely impact our financial results.

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

Self-Pay Balances. We administer self-pay account balances through our central billing office and our policy is to send outstanding self-pay patient claims to collection agencies at designated points in the collection process. In some cases monthly payment arrangements are made with patients for the account balance remaining after insurance payments have been applied. These accounts are reviewed monthly to ensure payments continue to be made in a timely manner. Once it has been determined by our staff that the patient is not responding to our collection attempts, a final notice is mailed. This generally occurs more than 120 days after the date of the original bill. If there is no response to our final notice, after 30 days the account is assigned to a collection agency and, as appropriate, recorded as a bad debt and written off. Balances under $50 are written off but not sent to the collection agency. All accounts are specifically identified for write-offs and accounts are written off prior to being submitted to the collection agency.

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

During the six months ended June 30, 2007 and 2006, approximately 52.6% and 52.3%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Company beginning January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Net patient service revenue	97.5%	95.9%	97.6%	96.1%
Other revenue	2.5	4.1	2.4	3.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Salaries and benefits	50.8	48.8	50.9	48.7
Medical supplies	3.0	2.4	2.9	2.7
Facility rent expenses	3.2	3.1	3.1	3.1
Other operating expenses	4.3	3.6	4.3	3.8
General and administrative expenses	9.9	10.4	9.9	10.1
Depreciation and amortization	5.7	5.5	5.7	5.3
Provision for doubtful accounts	2.8	3.9	2.9	3.6
Interest expense, net	3.8	3.1	3.8	3.0

Total expenses	83.5	80.8	83.5	80.3

Income before minority interests	16.5	19.2	16.5	19.7
Minority interests in net (earnings) losses of consolidated entities	(0.2)	0.6	(0.3)	(0.1)

Income before income taxes	16.3	19.8	16.2	19.6
Income tax expense	6.3	7.6	6.2	7.6

Net income	10.0%	12.2%	10.0%	12.0%

Comparison of the Three Months Ended June 30, 2007 and 2006

Total revenues. Total revenues increased by $27.5 million, or 37.9%, from $72.6 million for the three months ended June 30, 2006 to $100.1 million for the three months ended June 30, 2007. Approximately $15.0 million of this increase resulted from our expansion into new practices in existing local markets and new local markets during 2006 and 2007 through the acquisition of several urology and surgery practices in southwest Florida, 11 new radiation treatment centers, the opening of 2 new internally developed (de novo) centers, and the addition of 2 hospital-based arrangements as follows:

Date	Sites	Location	Market	Type
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition
January 2007	1	Gettysburg, Pennsylvania	Pennsylvania	De novo
February 2007	1	Providence, Rhode Island	Rhode Island	De novo
March 2007	1	Kennedy Health System, New Jersey	South New Jersey	Hospital-Based
March 2007	1	Casa Grande, Arizona	Central Arizona	Acquisition
May 2007	1	North Oakland Medical Center, Michigan	Southeastern Michigan	Hospital-Based

Approximately $9.5 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets. The remaining $3.0 million increase was do to the recording of additional revenue due to the understatement of net patient service revenue in one of our existing local markets, as discussed in footnote 2 to our condensed consolidated financial statements; offset by approximately $1.7 million in lost revenue as a result of machine upgrades in certain of our local markets.

Salaries and benefits. Salaries and benefits increased by $15.4 million, or 43.5%, from $35.4 million for the three months ended June 30, 2006 to $50.8 million for the three months ended June 30, 2007. Salaries and benefits as a percentage of total revenues increased from 48.8% for the three months ended June 30, 2006 to 50.8% for the three months ended June 30, 2007. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, nurses, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida and acquisitions of treatment centers in new local markets during the latter part of 2006 and in 2007 contributed to a $10.4 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $5.0 million due to increases in our physician bonus programs, additional staffing and increases in the cost of our health insurance benefits, which were offset by reduced payments under our executive bonus program. In addition, increased compensation related to headcount and infrastructure development to support our growing facility network including the addition of positions in regional operations, management, finance, business development, human resources and research contributed to approximately $0.7 million in additional costs.

Medical supplies. Medical supplies increased by $1.3 million, or 76.0%, from $1.7 million for the three months ended June 30, 2006 to $3.0 million for the three months ended June 30, 2007. Medical supplies as a percentage of total revenues increased from 2.4% for the three months ended June 30, 2006 to 3.0% for the three months ended June 30, 2007. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2006 and 2007. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.0 million, or 42.4%, from $2.2 million for the three months ended June 30, 2006 to $3.2 million for the three months ended June 30, 2007. Facility rent expenses as a percentage of total revenues increased from 3.1% for the three months ended June 30, 2006 to 3.2% for the three months ended June 30, 2007. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Pennsylvania, and Providence, Rhode Island.

Other operating expenses. Other operating expenses increased by $1.7 million or 65.6%, from $2.6 million for the three months ended June 30, 2006 to $4.3 million for the three months ended June 30, 2007. Other operating expenses as a percentage of total revenue increased from 3.6% for the three months ended June 30, 2006 to 4.3% for the three months ended June 30, 2007. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.1 million of the increase was related to the expansion into new local markets and $0.6 million increase in our remaining existing local markets due to increased costs in our service contracts relating to our advanced radiation therapy equipment and increased costs in our contract labor.

General and administrative expenses. General and administrative expenses increased by $2.3 million or 31.2%, from $7.6 million for the three months ended June 30, 2006 to $9.9 million for the three months ended June 30, 2007. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 10.4% for the three months ended June 30, 2006 to 9.9% for the three months ended June 30, 2007. The increase of $2.3 million in general and administrative expenses was due to an increase of approximately $1.5 million relating to the growth in the number of our local markets, and approximately $0.8 million in our existing local markets. The increase in total general and administrative expenses included approximately $0.6 million increase in malpractice insurance costs.

Depreciation and amortization. Depreciation and amortization increased by $1.7 million, or 42.8%, from $4.0 million for the three months ended June 30, 2006 to $5.7 million for the three months ended June 30, 2007. Depreciation and amortization expense as a percentage of total revenues increased from 5.5% for the three months ended June 30, 2006 to 5.7% for the three months ended June 30, 2007. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $0.7 million. Approximately $0.7 million of the increase was attributable to the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Pennsylvania, and Providence, Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts was $2.8 million for the three months ended June 30, 2006 and 2007. Provision for doubtful accounts as a percentage of total revenues decreased from 3.9% for the three months ended June 30, 2006 to 2.8% for the three months ended June 30, 2007. The decrease in the provision for doubtful accounts as a percentage of total revenues is primarily due to the decrease in the percentage of self-pay revenue to our total revenues from 2.0% in 2006 to 1.8% in 2007.

Interest expense, net. Interest expense, net of an insignificant amount of interest income, increased by $1.5 million, or 66.6%, from $2.3 million for the three months ended June 30, 2006 to $3.8 million for the three months ended June 30, 2007. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2006 and 2007 and borrowings under capital lease financing arrangements of approximately $26.7 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $1.2 million, or 13.2%, from $8.8 million in net income for the three months ended June 30, 2006 to $10.0 million for the three months ended June 30, 2007. Net income represents 10.0% and 12.2% of total revenues for the three months June 30, 2007 and 2006, respectively.

Comparison of the Six Months Ended June 30, 2007 and 2006

Total revenues. Total revenues increased by $51.4 million, or 35.1%, from $146.6 million for the six months ended June 30, 2006 to $198.0 million for the six months ended June 30, 2007. Approximately $32.0 million of this increase resulted from our expansion into new practices in existing local markets and new local markets during 2006 and 2007 through the acquisition of several urology and surgery practices in southwest Florida, 11 new radiation treatment centers, the opening of 2 new internally developed (de novo) centers, and the addition of 2 hospital-based arrangements as follows:

Date	Sites	Location	Market	Type
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition
January 2007	1	Gettysburg, Pennsylvania	Pennsylvania	De novo
February 2007	1	Providence, Rhode Island	Rhode Island	De novo
March 2007	1	Kennedy Health System, New Jersey	South New Jersey	Hospital-Based
March 2007	1	Casa Grande, Arizona	Central Arizona	Acquisition
May 2007	1	North Oakland Medical Center, Michigan	Southeastern Michigan	Hospital-Based

Approximately $16.4 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets. The remaining $3.0 million increase was do to the recording of additional revenue due to the understatement of net patient service revenue in one of our existing local markets, as discussed in footnote 2 to our condensed consolidated financial statements; offset by approximately $1.7 million in lost revenue as a result of machine upgrades in certain of our local markets.

Salaries and benefits. Salaries and benefits increased by $29.4 million, or 41.2%, from $71.4 million for the six months ended June 30, 2006 to $100.8 million for the six months ended June 30, 2007. Salaries and benefits as a percentage of total revenues increased from 48.7% for the six months ended June 30, 2006 to 50.9% for the six months ended June 30, 2007. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida and acquisitions of treatment centers in new local markets during the latter part of 2006 and in 2007 contributed to a $20.7 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $8.7 million due to increases in our physician bonus programs, additional staffing and increases in the cost of our health insurance benefits, which were offset by reduced payments under our executive bonus program. In addition, increased compensation related to headcount and infrastructure development to support our growing facility network including the addition of positions in regional operations, management, finance, business development, human resources and research contributed to approximately $1.3 million in additional costs.

Medical supplies. Medical supplies increased by $1.9 million, or 49.8%, from $3.9 million for the six months ended June 30, 2006 to $5.8 million for the six months ended June 30, 2007. Medical supplies as a percentage of total revenues increased from 2.7% for the six months ended June 30, 2006 to 2.9% for the six months ended June 30, 2007. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2006 and 2007. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.7 million, or 38.2%, from $4.5 million for the six months ended June 30, 2006 to $6.2 million for the six months ended June 30, 2007. Facility rent expenses as a percentage of total revenues was 3.1% for the six months ended June 30, 2006 and 2007. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Pennsylvania, and Providence, Rhode Island.

Other operating expenses. Other operating expenses increased by $3.0 million or 53.5%, from $5.6 million for the six months ended June 30, 2006 to $8.6 million for the six months ended June 30, 2007. Other operating expenses as a percentage of total revenue increased from 3.8% for the six months ended June 30, 2006 to 4.3% for the six months ended June 30, 2007. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $1.8 million of the increase was related to the expansion into new local markets and $1.2 million increase in our remaining existing local markets due to increased costs in our service contracts relating to our advanced radiation therapy equipment and increased costs in our contract labor.

General and administrative expenses. General and administrative expenses increased by $4.8 million or 32.5%, from $14.8 million for the six months ended June 30, 2006 to $19.6 million for the six months ended June 30, 2007. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues decreased from 10.1% for the six months ended June 30, 2006 to 9.9% for the six months ended June 30, 2007. The increase of $4.8 million in general and administrative expenses was due to an increase of approximately $2.8 million relating to the growth in the number of our local markets, and approximately $2.0 million in our existing local markets. The increase in total general and administrative expenses included approximately $1.4 million increase in malpractice insurance costs.

Depreciation and amortization. Depreciation and amortization increased by $3.5 million, or 45.1%, from $7.7 million for the six months ended June 30, 2006 to $11.2 million for the six months ended June 30, 2007. Depreciation and amortization expense as a percentage of total revenues increased from 5.3% for the six months ended June 30, 2006 to 5.7% for the six months ended June 30, 2007. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.4 million. Approximately $1.3 million of the increase was attributable to the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Pennsylvania, and Providence, Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.4 million, or 7.3%, from $5.3 million for the six months ended June 30, 2006 to $5.7 million for the six months ended June 30, 2007. Provision for doubtful accounts as a percentage of total revenues decreased from 3.6% for the six months ended June 30, 2006 to 2.9% for the six months ended June 30, 2007. The decrease in the provision for doubtful accounts is due to the decrease in the percentage of self-pay revenue to our total revenues from 2.0% in 2006 to 1.8% in 2007.

Interest expense, net. Interest expense, net of an insignificant amount of interest income, increased by $3.2 million, or 71.0%, from $4.4 million for the six months ended June 30, 2006 to $7.6 million for the six months ended June 30, 2007. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2006 and 2007 and borrowings under capital lease financing arrangements of approximately $26.7 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $1.9 million, or 10.5%, from $17.7 million in net income for the six months ended June 30, 2006 to $19.6 million for the six months ended June 30, 2007. Net income represents 10.0% and 12.0% of total revenues for the three months June 30, 2007 and 2006, respectively.

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

Cash Flows From Operating Activities

Net cash provided by operating activities for the six-month periods ended June 30, 2007 and 2006, was $28.9 million, and $21.6 million, respectively.

Net cash provided by operating activities increased by $7.3 million from $21.6 million for the six month period ended June 30, 2006 to $28.9 million for the six month period ended June 30, 2007. Net cash provided by operating activities was affected by income tax payments made in 2007 of approximately $12.4 million, as compared to tax payments of approximately $8.9 million made in 2006. Accounts receivable, net increased by $13.9 million from the prior year due primarily to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo center in Providence, Rhode Island.

Cash Flows From Investing Activities

Net cash used in investing activities for the six-month periods ended June 30, 2007 and 2006, was $36.4 million, and $17.7 million, respectively.

Net cash used in investing activities increased by $18.7 million from $17.7 million for the six month period ended June 30, 2006 to $36.4 million for the six month period ended June 30, 2007. Net cash used in investing activities was impacted by approximately $10.2 million from the acquisitions of radiation center assets during 2007 as compared to approximately $12.9 million of acquisitions in 2006. Payments of approximately $5.2 million in assumed acquisition liability relating to our November 2006 purchase of the treatment centers in southeastern Michigan impacted cash used in investing activities. Approximately $6.8 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Cash flows from investing activities was also impacted by approximately $4.3 million in contribution of capital related to the Roger Williams joint venture, which began operations in February 2007.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2007 and 2006, was $4.6 million, and $1.4 million, respectively.

The increase in cash provided by financing activities was primarily attributable to the borrowing of approximately $12.5 million for the acquisition of certain urology and surgery practices in southwest Florida and certain radiation therapy treatment centers in 2007 compared to $1.8 million in borrowings in 2006. Repayments of debt of approximately $8.9 million in 2007 primarily for capital lease obligations and payments under our senior secured credit facility impacted cash flow from financing activities during 2007. The receipt of $0.7 million from the exercise of stock options and the tax benefit of $0.6 million from stock option exercise also impacted cash flow from financing activities during 2007.

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

On June 29, 2007, we executed the $50 million accordion feature, which allowed us to increase the aggregate principal amount of the Term B loan. We used the proceeds of the $50 million Term B loan to pay down our revolver, resulting in an additional $50 million of availability in the revolver. We incurred approximately $150,000 in deferred financing costs, which are being amortized over the term of the Term B loan.

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

Our revolver portion of our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. Mandatory prepayments include prepayments to the Term B portion of the senior secured credit facility from proceeds from asset dispositions and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. Beginning with the year ended December 31, 2006, we are required to prepay the Term B portion of the senior secured credit facility of up to 50% of excess cash flow if our leverage is equal to or greater than 2.75 to 1.00. To date we have not been required to make such prepayments. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points.

In April 2007, our existing senior credit facility was amended effective as of January 8, 2007 to provide the following minor modifications: (i) provide for an increase in the amount of Permitted Excluded Subsidiary Loans from $0.5 million to $1.0 million and the aggregate amount of Permitted Excluded Subsidiary Loans to all Excluded Subsidiaries from $3.0 million to $10.0 million and (ii) to amend certain administrative provisions contained therein.

As of June 30, 2007, we had $215.4 million of outstanding debt, $12.9 million of which was classified as current. Of the $215.4 million of outstanding debt, $177.3 million was outstanding to lenders under our senior secured credit facility, and $38.1 million was outstanding under capital leases and other miscellaneous indebtedness. As of June 30, 2007, of the outstanding borrowings under our senior secured credit facility, $1.0 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of June 30, 2007. As of June 30, 2007, we had approximately $110.5 million available under the revolving credit facility component of our senior secured credit facility.

We currently maintain two lease lines of credit with financial institutions for the purpose of leasing medical equipment in the total commitment amount of $15.0 million. As of June 30, 2007, we had $15.0 million available under the lease line of credit.

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

As of June 30, 2007, we have interest rate exposure on $157.3 million of our senior secured credit facility at an approximate average interest rate of 7.1%. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $1.6 million on a calendar year basis.

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

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our report on Form 8-K filed on March 22, 2007, we appointed a new Chief Financial Officer to assume the role of Chief Financial Officer effective July 1, 2007 upon the June 30, 2007 retirement of our former Chief Financial Officer.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in certain legal actions and claims arising in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A.	Risk Factors.

You should carefully consider the “Risk Factors” section of our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007 in evaluating us and our business before making an investment decision. The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of June 30, 2007. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of June 30, 2007, we had outstanding debt of $215.4 million. Approximately $110.5 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $205.2 million as of December 31, 2006. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

We currently plan to internally develop an increasing number of radiation therapy treatment centers in the future and the internal development of treatment centers is subject to certain risks which could impair our future growth and adversely impact our financial results.

We did not internally develop any radiation therapy treatment centers in 2006. However, we have internally developed two new radiation treatment centers in the first six months of 2007 and our current goal is to add up to 4 new internally developed centers in the remainder of 2007 and add up to 10 in 2008. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified health care and administrative professionals and personnel. We cannot assure you that we will be able to successfully develop radiation treatment centers in accordance our current plans and any failure or material delay in successfully completing planned new internally developed treatment centers could harm our business and impair our future growth. Historically, our new internally developed treatment centers have initially experience lower total revenues and operating margins than our established treatment centers. We cannot assure you that new internally developed centers will generate sufficient revenue or be sufficiently profitable to justify our related investment and if such centers fail to generate significant revenue, costs and expenses are significantly more than anticipated or there are significant operating losses, it could adversely impact our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

As reported in the Company’s Form 10-Q filed with the SEC on May 4, 2007, the Company held its annual meeting of shareholders on such date and the information contained in Item 4 of Part II of such Form 10-Q is incorporated herein by reference.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number	Description
10.1	Construction Management Services Agreement date June 15, 2007 between Theriac Enterprises of Rancho Mirage, LLC and Devoto Construction of Southwest Florida, Inc.

10.2	Purchasing Agreement dated June 15, 2007 between Theriac Enterprises of Rancho Mirage, LLC and Devoto Construction of Southwest Florida, Inc.

10.3	Construction Management Services Agreement date June 15, 2007 between Theriac Enterprises of Lakewood Ranch, LLC and Devoto Construction of Southwest Florida, Inc.

10.4	Purchasing Agreement dated June 15, 2007 between Theriac Enterprises of Lakewood Ranch, LLC and Devoto Construction of Southwest Florida, Inc.

10.5	Purchasing Agreement dated June 15, 2007 between Theriac Enterprises of Jacksonville, LLC and Devoto Construction of Southwest Florida, Inc.

10.6	Third Addendum to Management Services Agreement between California Radiation Therapy Management Services, Inc. and 21st Century Oncology of California A Medical Corporation dated August 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.
Date: August 3, 2007

	By:	/s/ DAVID N.T. WATSON
David N.T. Watson
Chief Financial Officer