Form 10-Q
period 2007-09-30
RADIATION THERAPY SERVICES INC
filed 2007-11-09
CIK 1056904

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

As of November 1, 2007, we had outstanding 23,694,919 shares of Common Stock, par value $0.0001 per share.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

Form 10-Q

Item 1.	Financial Statements

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net patient service revenue	$89,422	$67,359	$282,571	$208,242
Other revenue	2,115	2,123	6,922	7,812

Total revenues	91,537	69,482	289,493	216,054

Salaries and benefits	48,017	36,125	148,780	107,505
Medical supplies	3,198	1,838	9,036	5,736
Facility rent expenses	3,604	2,332	9,814	6,824
Other operating expenses	4,553	3,616	13,164	9,227
General and administrative expenses	10,952	7,548	30,548	22,341
Depreciation and amortization	6,361	4,407	17,576	12,136
Provision for doubtful accounts	2,499	1,871	8,215	7,198
Interest expense, net	4,489	2,309	12,085	6,751

Total expenses	83,673	60,046	249,218	177,718

Income before minority interests	7,864	9,436	40,275	38,336
Minority interests in net earnings of consolidated entities	(406)	(632)	(1,005)	(744)

Income before income taxes	7,458	8,804	39,270	37,592
Income tax expense	2,871	3,390	15,119	14,473

Net income	4,587	5,414	24,151	23,119
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative interest rate swap agreements, net of tax	(198)	(221)	(128)	17

Comprehensive income	$4,389	$5,193	$24,023	$23,136

Net income per common share outstanding—basic	$0.19	$0.23	$1.03	$1.00

Net income per common share outstanding—diluted	$0.19	$0.23	$1.00	$0.97

Weighted average shares outstanding:
Basic	23,576	23,173	23,489	23,100

Diluted	24,159	24,008	24,172	23,958

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,409	$15,413
Accounts receivable, net	68,112	52,764
Income taxes receivable	7,575	938
Prepaid expenses	4,754	8,273
Current portion of lease receivable	186	427
Inventories	1,691	1,613
Deferred income taxes	7,094	5,583
Other	1,157	2,527

Total current assets	102,978	87,538

Lease receivable, less current portion	27	154
Equity investments in joint ventures	1,240	1,215
Property and equipment, net	202,790	152,379
Goodwill	201,846	138,785
Intangible assets, net	8,893	7,599
Other assets	15,680	11,424

Total assets	$533,454	$399,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,787	$10,604
Accrued expenses	18,143	14,679
Current portion of long-term debt	16,220	12,285

Total current liabilities	43,150	37,568

Long-term debt, less current portion	283,547	192,959
Other long-term liabilities	3,517	2,584
Deferred income taxes	28,538	24,070
Minority interest in consolidated entities	11,303	7,104

Total liabilities	370,055	264,285
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value, 75,000 shares authorized, 23,695 and 23,367 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	85,975	81,465
Retained earnings	77,722	53,683
Note receivable from shareholder	(216)	(386)
Accumulated other comprehensive (loss) income, net of tax	(84)	45

Total shareholders’ equity	163,399	134,809

Total liabilities and shareholders’ equity	$533,454	$399,094

See accompanying notes.

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$24,151	$23,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,064	10,694
Amortization	1,512	1,442
Deferred rent expense	538	264
Deferred income tax provision	3,037	1,108
Stock-based compensation	213	37
Tax benefit from stock option exercise	(1,246)	(1,366)
Provision for doubtful accounts	8,215	7,198
Loss on the sale of property and equipment	2	35
Minority interest in net earnings of consolidated entities	1,005	744
Equity interest in net (income) loss of joint ventures	(25)	40
Changes in operating assets and liabilities:
Accounts receivable, gross	(23,635)	(15,818)
Income taxes receivable	(353)	127
Inventories	(78)	(262)
Prepaid expenses	3,856	(474)
Accounts payable	(771)	883
Accrued expenses	3,521	3,734

Net cash provided by operating activities	36,006	31,505
Cash flows from investing activities
Purchases of property and equipment	(26,516)	(13,412)
Acquisition of radiation centers	(69,749)	(38,750)
Payment of assumed acquisition liability	(5,200)	—
Purchase of interest from joint venture partner	(2,141)	—
Proceeds from the sale of property and equipment	6	7
Sales of marketable securities, net	—	5,450
Loans to employees	(505)	(219)
Contribution of capital to joint venture entities	(4,365)	(540)
Change in lease receivable	368	506
Change in other assets	745	(1,393)

Net cash used in investing activities	(107,357)	(48,351)
Cash flows from financing activities
Proceeds from issuance of debt	76,400	22,900
Principal repayments of debt	(11,958)	(7,530)
Proceeds from exercise of stock options	3,051	3,883
Tax benefit from stock option exercise	1,246	1,366
Payments of notes receivable from shareholders	170	71
Minority interest in partnership distribution	(341)	(92)
Payments of loan costs	(221)	(60)

Net cash provided by financing activities	68,347	20,538

Net (decrease) increase in cash and cash equivalents	(3,004)	3,692
Cash and cash equivalents, beginning of period	15,413	8,980

Cash and cash equivalents, end of period	$12,409	$12,672

continued

RADIATION THERAPY SERVICES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Supplemental disclosure of non-cash transactions
Recorded capital lease obligations related to the acquisition of equipment	$24,371	$10,777

Recorded non-cash contribution of capital by minority interest holder	$4,786	$—

Recorded non-cash contribution of capital to joint venture entities	$1,039	$—

Recorded earn-out accrual related to acquisition of radiation center assets	$—	$298

Recorded capital lease obligations related to the acquisition of radiation center assets	$5,675	$—

Recorded Term B loan borrowing used to pay down the revolver	$50,000	$—

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature. Interim results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

During the preparation of our June 30, 2007 financial statements, we discovered in the consolidation of one existing local market, that the accounts receivable and net patient service revenue were understated by approximately $2,269,000 for the year ended December 31, 2006 and approximately $738,000 for the three months ended March 31, 2007. We reviewed the impact on the 2006 annual financial statements and the first quarter 2007 financial statements and concluded that it was not material to the previously reported 2006 annual financial statements or the expected results for the 2007 year. As a result, we have recorded the cumulative amount of the understatement as an increase to accounts receivable and net patient service revenue in the second quarter of 2007.

The cost of revenues for the three months ended September 30, 2007 and 2006 are approximately $57.2 million and $40.5 million, respectively. The cost of revenues for the nine months ended September 30, 2007 and 2006 are approximately $171.0 million and $119.5 million, respectively.

Effective July 1, 2007, the Company granted a discount on gross charges to self pay payers not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that the Company realizes additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for bad debt.

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

Upon adoption of SFAS 123R, the Company continued to use the Black-Scholes valuation model for valuing all stock options. Compensation for non-vested stock grants is measured at fair value on the grant date based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006 was approximately $3.1 million and $3.9 million, respectively. The excess tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2007 and 2006 was approximately $1.2 million and $1.4 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding—basic	23,576	23,173	23,489	23,100
Effect of dilutive securities	583	835	683	858

Weighted average common and common equivalent shares outstanding—diluted	24,159	24,008	24,172	23,958

5. COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that, under United States generally accepted accounting principles, are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is composed of unrealized gain (loss) on derivative interest rate swap agreements accounted for as cash flow hedges. The impact of the unrealized gain (loss) was a decrease of approximately $128,000 to shareholders’ equity for the nine months ended September 30, 2007 and an increase of approximately $17,000 to shareholders’ equity for the nine months ended September 30, 2006.

6. FIN 48 INCOME TAX ACCOUNTING

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

The Company recognizes interest accrued related to unrecognized tax exposure in interest expense and penalties in operating expenses. The Company did not make any payments of interest and penalties accrued at December 31, 2006 and during the nine month period ended September 30, 2007. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $25,443, which is included in accrued expenses in the condensed consolidated balance sheets.

The Company is subject to taxation in the U.S. and various states jurisdictions. In addition, the Company has state net operating loss carryforwards available from 2004 forward. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2003 through 2006 are subject to examination.

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

In July 2007, the Company acquired the assets of a radiation treatment center located in Salisbury, Maryland for approximately $16,582,000 plus the assumption of debt of approximately $2,255,000. The center purchased in Maryland further expands the Company’s presence into the central Maryland local market. The allocation of the purchase price is to tangible assets of $1,699,000, non-compete agreements of $1,200,000, amortized over 6 years, and goodwill of $15,938,000.

In July 2007, the Company purchased the remaining 49.9% interest in a radiation treatment center located in Berlin, Maryland from its former joint venture partner for approximately $2,141,000.

In August 2007, the Company acquired the assets of a radiation treatment center located in Redding, California for approximately $9,850,000. The center purchased in California expands the Company’s presence into a new local market. The allocation of the purchase price is to tangible assets of $658,000, non-compete agreements of $596,000, amortized over 7 years, and goodwill of $8,596,000.

In September 2007, the Company acquired the assets of a radiation treatment center located in Greenville, North Carolina and a professional services arrangement at a hospital-based facility in nearby Kinston, North Carolina for approximately $28,071,000. The center purchased in North Carolina expands the Company’s presence into a new local market. The allocation of the purchase price is to tangible assets of $1,421,000, and goodwill of $26,650,000. In addition to the $28,071,000, the purchase price arrangement included a $1,200,000 deferred purchase price contingent on reaching a certain level of business volume, payable one year from the date of closing.

During the first nine months of 2007, the Company acquired the assets of several urology and surgery practices within southwest Florida for approximately $1,672,000. The urology and surgery practices provide additional service and treatment protocols to our patients with prostate cancer and other urological diseases. The allocation of the purchase price is to tangible assets of $1,515,000 and goodwill of $157,000.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of income and comprehensive income from the respective dates of each acquisition. No pro forma information is provided as the acquisitions, individually and in the aggregate are immaterial to the condensed consolidated financial statements.

8. LEGAL PROCEEDINGS

A shareholder complaint has been filed against the Company, each of the Company’s directors and Vestar Capital Partners (“Vestar”) as a purported class action on behalf of the public shareholders of the Company. The complaint was filed on October 24, 2007 in the Circuit Court of Lee County, Florida (Case No. 07-CA-013398) under the caption Jeffrey Schwartz, individually and on behalf of all other similarly situated, Plaintiff against Howard M. Sheridan, Daniel E. Dosoretz, Solomon Agin, Michael J. Katin, Ronald E. Inge, James H. Rubenstein, Herbert F. Dorsett, Leo R. Doerr, Janet Watermeier, Radiation Therapy Services, Inc. and Vestar Capital Partners, Defendants. The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits the defendants at the expense of the Company’s public shareholders. Among other things, the complaint seeks to enjoin the Company, its directors and Vestar from proceeding with or consummating the merger. Vestar is alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, the Company believes that the claims asserted in this complaint are without merit and the Company intends to vigorously defend against this complaint.

The Company is involved in certain legal actions and claims arising in the ordinary course of its business. The Company does not believe that an adverse decision in any of these matters would have a material adverse effect on its consolidated financial position, results of operations or cash flow.

9. SUBSEQUENT EVENTS

On October 19, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Radiation Therapy Services Holdings, Inc., a Delaware corporation (“Parent”), RTS MergerCo, Inc., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent is owned and controlled by Radiation Therapy Investments, LLC, a Delaware limited liability company (“RT Investments”) and is a party to the Merger Agreement for purposes of the termination fee section of the Merger Agreement. RT Investments is owned by Vestar Capital Partners.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those held by the Company, any subsidiary of the Company, Parent or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $32.50 per share in cash (the “Merger Consideration”). In addition, each share of restricted stock will be converted into the right to receive cash in an amount equal to the Merger Consideration and all outstanding options to acquire shares of Company common stock will vest at the effective time of the Merger and holders of such options will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share subject to the option for each share subject to the option.

The founders of the Company and certain members of the Company’s senior management have agreed to enter into arrangements with Vestar Capital Partners to invest in RT Investments.

Completion of the Merger is subject to customary closing conditions including (i) approval by the Company’s shareholders, (ii) regulatory approval and (iii) obtaining third party consents. The transaction is not subject to a financing condition. The parties currently expect that the Merger will be completed in March 2008.

The Merger Agreement contains certain termination rights for both Parent and the Company. If the Company terminates the Merger Agreement prior to obtaining shareholder approval as a result of the Special Committee or the Board of Directors concluding that in light of a superior proposal, it would be inconsistent with the directors’ exercise of their fiduciary obligations to the Company’s shareholders under applicable law to not withdraw or change its recommendation that the Company’s shareholders approve the Merger Agreement and concurrently with such termination the Company enters into a definitive agreement with respect to such superior proposal, the Company is required to pay to Parent a termination fee of $25.0 million and reimburse Parent for its out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the Merger Agreement, up to a maximum of $3.0 million (the “Termination Fees”).

If Parent terminates the Merger Agreement because the Company’s board of directors shall have effected a change of recommendation with respect to the Merger Agreement or the Company fails to include the board of directors recommendation to approve the merger in its proxy statement, the Company must pay the Termination Fees to Parent.

If (i) prior to the termination of the Merger Agreement, any alternative proposal which could or could reasonably be expected to result in a transaction as favorable or more favorable to shareholders than the transaction provided in the Merger Agreement at such time as the bona fide intention of any person to make an alternative proposals is publicly proposed or publicly disclosed or otherwise made known to us prior to the time of such termination; (ii) the Merger Agreement is terminated by Parent or the Company by April 21, 2008 or because after a special meeting shareholder approval was not obtained or the Merger Agreement is terminated by Parent because the Company has breached or failed to perform any material agreements that would result in the failure of a closing condition and could not be cured by April 21, 2008; and (iii) concurrently with or within nine months after such termination, any definitive agreement providing for a qualifying transaction has been entered into and consummated, the Company must pay the Termination Fees to Parent.

If the Company terminates the Merger Agreement because (i) the mutual conditions to closing of the merger and Parent’s conditions to closing would have been satisfied had the closing been scheduled on April 21, 2008 (as such date may be extended by the marketing period) and the merger has not occurred on or before such date, (ii) Parent breaches or fails to perform in any material respect any of its representations, warranties or agreements contained in the Merger Agreement, which breach or failure to perform would result in a failure of a condition to closing of the merger which cannot be cured by April 21, 2008; provided the Company is not then in material breach of the Merger Agreement; or (iii) Parent has not deposited the merger consideration with the paying agent pursuant to the Merger Agreement and proceeded to close the merger within five business days after notice by the Company to Parent that the mutual conditions to closing and Parent’s conditions to closing are satisfied, then Parent or its affiliates must pay the Termination Fees to the Company.

Parent has obtained commitments for the equity portion of the financing for the Merger, and Merger Sub has obtained commitments for the debt portion of the financing for the Merger, each of which is subject to customary conditions.

As a result of the Merger Agreement, on November 1, 2007, the Company obtained a waiver from its lenders under the fourth amended and restated senior secured credit facility principally to waive any default or event of default arising from a change in control solely as a result of the execution, delivery and performance of the Merger Agreement.

The foregoing description of the Merger Agreement and the Merger is qualified in its entirety by reference to the Merger Agreement which was attached as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on October 22, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and related notes included elsewhere in this Form 10-Q, and the Management’s Discussion and Analysis of the financial condition and results of operations included in our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007. This section of the Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend”, “future” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of some of the factors described below and in the section titled “Risk Factors” herein and in our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007. You are cautioned not to place undue reliance on these forward-looking statements, which apply on and as of the date of this Form 10-Q.

Overview

We own, operate and manage treatment centers focused principally on providing radiation treatment alternatives ranging from conventional external beam radiation to newer, technologically-advanced options. We believe we are the largest company in the United States focused principally on providing radiation therapy. We opened our first radiation treatment center in 1983 and, as of September 30, 2007, we provided radiation therapy services in 83 treatment centers. Our treatment centers are clustered into 27 local markets in 16 states, including Alabama, Arizona, California, Delaware, Florida, Kentucky, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, and West Virginia. Of these 83 treatment centers, 25 treatment centers were internally developed, 48 were acquired and 10 involve hospital-based treatment centers. We have continued to expand our affiliation with physician specialties in other areas including gynecological and surgical oncology and urology in a limited number of our local markets to strengthen our clinical working relationships.

On October 19, 2007, we entered into a definitive merger agreement with affiliates of Vestar Capital Partners to be purchased for $32.50 per share. Closing of the merger is subject to customary closing conditions including (i) approval by our shareholders, (ii) regulatory approval and (iii) obtaining third party consents. Due to the signing of the merger agreement, we are withdrawing our previously announced financial guidance and also discontinuing financial guidance. Furthermore, we do not intend to hold earnings conference calls nor issue earnings releases.

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

For the nine months ended September 30, 2007, our total revenues grew by 34.0% while our net income grew by 4.5% from the same period of the prior year. For the nine months ended September 30, 2007, we had total revenues of $289.5 million.

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

The following table summarizes our growth in treatment centers and the local markets in which we operate:

	Year Ended December 31,			Nine Months Ended
	2005	2006		September 30, 2007
Treatment centers at beginning of period	56	68		76
Internally developed	2	—		3
Internally (consolidated)	(2)	—		—
Acquired	10	10	*	4
Hospital-based	2	—		3
Hospital-based (ended / transitioned)	—	(2)		(3)

Treatment centers at period end	68	76		83

Local markets at period end	22	24		27

*	Excludes the acquisition of the Bel Air, Maryland radiation treatment center, as we combined the external beam treatments done at our Belcamp, Maryland radiation treatment center.

The following table summarizes key operating statistics of our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Number of treatment days	63	63		191	191
Total treatments – freestanding centers	103,134	88,798	16.2%	323,107	276,323	16.9%
Treatments per day – freestanding centers	1,637	1,409	16.2%	1,692	1,447	16.9%
Percentage change in revenue per treatment – freestanding centers – same practice basis	5.6%	14.7%		7.3%	17.2%
Percentage change in treatments per day – freestanding centers – same practice basis	0.3%	0.2%		2.5%	2.2%
Local markets at period end	27	23	17.4%
Treatment centers - freestanding	73	59	23.7%
Treatment centers - hospital	10	10	—

	83	69	20.3%

Adjusted days sales outstanding for the quarter*	55	62

* Excludes office locations operating for less than one year

Percentage change in total revenues – same practice basis	7.0%	12.5%		10.2%	17.4%
Net patient service revenue – professional services only (in thousands)	$14,774	$6,640		$46,503	$19,389

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

For the nine months ended September 30, 2007, net patient service revenue comprised 97.6% of our total revenues. In a state where we can employ radiation oncologists, we derive our net patient service revenue through fees earned for the provision of the professional and technical component fees of radiation therapy services. In states where we do not employ radiation oncologists, we derive our administrative services fees principally from administrative services agreements with professional corporations. In 39 of our radiation treatment centers we employ the physicians, and in 34 we operate pursuant to administrative services agreements. In accordance with Financial Accounting Standards Board revised Interpretation No. 46R (FIN No. 46R), we consolidate the operating results of the professional corporations for which we provide administrative services into our own operating results. For the nine months ended September 30, 2007, approximately 33.0% of our net patient service revenue was generated by professional corporations with which we have administrative services agreements.

For the nine months ended September 30, 2007, other revenue comprised approximately 2.4% of our total revenues. Other revenue is primarily derived from management services provided to hospital radiation therapy departments, technical services provided to hospital radiation therapy departments, billing services provided to non-affiliated physicians and income for equipment leased by joint venture entities.

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

Other material factors that we believe will also impact our future financial performance include:

•	Continued advances in technology and the related capital requirements;

•	Continued affiliation with physician specialties other than radiation oncology;

•	Increased costs associated with changes in the accounting for stock compensation;

•	Proposed changes in accounting for business combinations requiring that all acquisition-related costs be expensed as incurred;

•	Increased costs associated with being a public company including compliance with Sarbanes-Oxley Section 404 reporting on internal control;

•	Increased costs associated with development and expansion of internal infrastructure;

•	Increased costs associated with planned development of internally developed (de novo) treatment centers in the future; and

•	Increased costs associated with the Vestar Capital Partners merger transaction.

Acquisitions and Developments

In 2005, we acquired 10 treatment centers and opened two internally developed treatment centers.

In 2006, we acquired 10 new radiation treatment centers and we acquired the assets of several urology and surgery practices as follows:

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

In the first nine months of 2007, we acquired 4 new radiation treatment centers, internally developed 3 new radiation centers (from which 2 were converted from a hospital-based arrangement), added 3 hospital-based arrangements, ended one hospital-based arrangement in conjunction with an acquisition of a new radiation treatment center, and acquired the assets of several urology and surgery practices as follows:

In January 2007, we acquired a 67.5% interest in a start-up radiation treatment center located in Gettysburg, Pennsylvania for approximately $0.8 million. The center purchased in Gettysburg expands our presence into a new local market.

In February 2007, we received a license to operate a freestanding radiation facility at Roger Williams Medical Center in Providence, Rhode Island, completing the transition of that facility from hospital-based to freestanding. The freestanding facility is a joint venture between Roger Williams and us in which we have a majority interest in the facility. The facility offers IMRT and IGRT programs.

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

In July 2007, we acquired the assets of a radiation treatment center located in Salisbury, Maryland for approximately $16.6 million plus the assumption of debt of approximately $2.3 million and ended a hospital-based arrangement with a hospital in this local market. The center purchased in Maryland further expands the Company’s presence into the central Maryland local market.

In July 2007, we purchased the remaining 49.9% interest in a radiation treatment center located in Berlin, Maryland from our former joint venture partner for approximately $2.1 million.

In August 2007, we paid a three-year contingent earn-out of approximately $4.4 million to Associated Radiation Oncologists, Inc. relating to our acquisition of five radiation treatment centers located in Clark County, Nevada acquired in May 2005.

In August 2007, we acquired the assets of a radiation treatment center located in Redding, California for approximately $9.9 million. The center purchased in California expands our presence into a new local market.

In September 2007, we acquired the assets of a radiation treatment center located in Greenville, North Carolina and a professional services arrangement at a hospital-based facility in nearby Kinston, North Carolina for approximately $28.1 million. The center purchased in North Carolina expands the Company’s presence into a new local market.

In September 2007, we internally developed a freestanding facility in Aventura, Florida, completing the transition of that facility from a hospital-based arrangement to a freestanding center.

During the first nine months of 2007, we acquired the assets of several urology and surgery practices within southwest Florida for approximately $1.7 million, to expand our affiliations with other physicians and to strengthen our clinical working relationships.

The operations of the foregoing acquisitions have been included in the accompanying condensed consolidated statements of income and comprehensive income from the respective dates of each acquisition. When we acquire a treatment center, the purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values.

Since September 30, 2007, we have acquired and / or developed the following radiation treatment centers:

In October 2007, we opened a new internally developed freestanding facility in our Las Vegas local market and began the transition of an existing freestanding facility in our Las Vegas market from radiation treatment services to the performance of PET CT scan services.

We currently have internally developed projects (“de novo projects”) in process, which would increase our number of internally developed radiation therapy treatment centers compared to 2006, during which we did not open any internally developed radiation treatment centers. Our current goal is to add up to 2 new internally developed centers in the remainder of 2007 and add up to 10 in 2008. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified health care and administrative professionals and personnel. As such, we cannot assure you that we will be able to successfully develop radiation treatment centers in accordance with our current plans and any failure or material delay in successfully completing planned new internally developed treatment centers could harm our business and impair our future growth.

Sources of Revenue By Payer

We receive payments for our services rendered to patients from the government Medicare and Medicaid programs, commercial insurers, managed care organizations and our patients directly. Generally, our revenue is determined by a number of factors, including the payer mix, the number and nature of procedures performed and the rate of payment for the procedures. The following table sets forth the percentage of our net patient service revenue we earned based upon the patients’ primary insurance by category of payer in our last fiscal year and the nine months ended September 30, 2006 and 2007.

	Year Ended December 31,	Nine Months Ended September 30,
Payer	2006	2006	2007
Medicare	50.1%	50.7%	49.7%
Commercial	46.4	45.8	47.0
Medicaid	1.8	1.7	1.5
Self pay	1.7	1.8	1.8

Total net patient service revenue	100.0%	100.0%	100.0%

Medicare and Medicaid

Since cancer disproportionately affects elderly people, a significant portion of our net patient service revenue is derived from the Medicare program, as well as related co-payments. Medicare reimbursement rates are determined by the Centers for Medicare and Medicaid Services (CMS) and are lower than our normal charges. Medicaid reimbursement rates are typically lower than Medicare rates; Medicaid payments represent approximately 1.5% of our net patient service revenue.

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

On November 1, 2007, CMS released its final rule for the 2008 Medicare physician fee schedule. Based on our preliminary review of the 2008 fee schedule, we do not expect the fee schedule to have a material impact in 2008 on the total reimbursement of services we provide to Medicare beneficiaries.

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

Effective July 1, 2007, we granted a discount on gross charges to self pay payers not covered under other third party payer arrangements. The discount amounts are excluded from patient service revenue. To the extent that we realize additional losses resulting from nonpayment of the discounted charges, such additional losses are included in the provision for bad debt.

Billing and Collections

Our billing system utilizes a fee schedule for billing patients, third-party payers and government sponsored programs, including Medicare and Medicaid. Fees billed to government sponsored programs, including Medicare and Medicaid, and fees billed to self pay patients (not covered under other third party payer arrangements) are automatically adjusted to the allowable payment amount at time of billing. For all other payers, the actual contractual adjustment is recorded upon the receipt of payment. As a result, an estimate of contractual allowances is made on a monthly basis to reflect the estimated realizable value of net patient service revenue. The development of the estimate of contractual allowances is based on historical cash collections related to gross charges developed by facility and payer in order to calculate average collection percentages by facility and payer. The development of the collection percentages are applied to gross accounts receivable in determining an estimate of contractual allowances at the end of a reporting period.

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

During the nine months ended September 30, 2007 and 2006, approximately 51.2% and 52.4%, respectively, of net patient service revenue related to services rendered under the Medicare and Medicaid programs. In the ordinary course of business, we are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation of procedures performed. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that estimates will change by a material amount in the near term.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) for the Company’s 2004 Stock Incentive Plan (2004 Option Plan). The Company previously accounted for the 2004 Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transitions and Disclosure (SFAS 148).

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

Results of Operations

The following table presents, for the periods indicated, information expressed as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net patient service revenue	97.7%	96.9%	97.6%	96.4%
Other revenue	2.3	3.1	2.4	3.6

Total revenues	100.0	100.0	100.0	100.0
Expenses:
Salaries and benefits	52.5	52.0	51.4	49.8
Medical supplies	3.5	2.6	3.1	2.7
Facility rent expenses	3.9	3.4	3.4	3.2
Other operating expenses	5.0	5.2	4.5	4.3
General and administrative expenses	12.0	10.9	10.6	10.3
Depreciation and amortization	6.9	6.3	6.1	5.6
Provision for doubtful accounts	2.7	2.7	2.8	3.3
Interest expense, net	4.9	3.3	4.2	3.1

Total expenses	91.4	86.4	86.1	82.3

Income before minority interests	8.6	13.6	13.9	17.7
Minority interests in net earnings of consolidated entities	(0.4)	(0.9)	(0.3)	(0.3)

Income before income taxes	8.2	12.7	13.6	17.4
Income tax expense	3.1	4.9	5.2	6.7

Net income	5.1%	7.8%	8.4%	10.7%

Comparison of the Three Months Ended September 30, 2007 and 2006

Total revenues. Total revenues increased by $22.0 million, or 31.7%, from $69.5 million for the three months ended September 30, 2006 to $91.5 million for the three months ended September 30, 2007. Approximately $17.2 million of this increase resulted from our expansion into new practices in existing local markets and new local markets during 2006 and 2007 through the acquisition of several urology and surgery practices in southwest Florida, 13 new radiation treatment centers, the opening of 3 new internally developed (de novo) centers, and the addition of 3 hospital-based arrangements as follows:

Date	Sites	Location	Market	Type
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition
January 2007	1	Gettysburg, Pennsylvania	Pennsylvania	De novo
February 2007	1	Providence, Rhode Island	Rhode Island	De novo
March 2007	1	Kennedy Health System, New Jersey	South New Jersey	Hospital-Based
March 2007	1	Casa Grande, Arizona	Central Arizona	Acquisition
May 2007	1	North Oakland Medical Center, Michigan	Southeastern Michigan	Hospital-Based
July 2007	1	Salisbury, Maryland	Central Maryland	Acquisition
August 2007	1	Redding, California	Northern California	Acquisition
September 2007	1	Greenville, North Carolina	Eastern North Carolina	Acquisition
September 2007	1	Kinston, North Carolina	Eastern North Carolina	Hospital-Based
September 2007	1	Aventura, Florida	Dade County, Florida	De novo

Approximately $4.8 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets.

Salaries and benefits. Salaries and benefits increased by $11.9 million, or 32.9%, from $36.1 million for the three months ended September 30, 2006 to $48.0 million for the three months ended September 30, 2007. Salaries and benefits as a percentage of total revenues increased from 52.0% for the three months ended September 30, 2006 to 52.5% for the three months ended September 30, 2007. Salaries and benefits consist of all compensation and benefits paid, including the costs of employing our physicians, medical physicists, dosimetrists, radiation therapists, nurses, engineers, corporate administration and other treatment center support staff. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida and acquisitions of treatment centers in new local markets during the latter part of 2006 and in 2007 contributed to a $10.0 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $1.2 million due to increases in our physician bonus programs, additional staffing and increases in the cost of our health insurance benefits. In addition, increased compensation related to headcount and infrastructure development to support our growing facility network including the addition of positions in regional operations, management, finance, business development, human resources and research contributed to approximately $0.7 million in additional costs.

Medical supplies. Medical supplies increased by $1.4 million, or 74.0%, from $1.8 million for the three months ended September 30, 2006 to $3.2 million for the three months ended September 30, 2007. Medical supplies as a percentage of total revenues increased from 2.6% for the three months ended September 30, 2006 to 3.5% for the three months ended September 30, 2007. Medical supplies consist of patient positioning devices, radioactive seed supplies, supplies used for other brachytherapy services and pharmaceuticals used in the delivery of radiation therapy treatments and chemotherapy medical supplies. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2006 and 2007. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $1.3 million, or 54.5%, from $2.3 million for the three months ended September 30, 2006 to $3.6 million for the three months ended September 30, 2007. Facility rent expenses as a percentage of total revenues increased from 3.4% for the three months ended September 30, 2006 to 3.9% for the three months ended September 30, 2007. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, North Carolina, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Florida, Pennsylvania, and Rhode Island.

Other operating expenses. Other operating expenses increased by $1.0 million or 25.9%, from $3.6 million for the three months ended September 30, 2006 to $4.6 million for the three months ended September 30, 2007. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. The majority of the increase was related to the expansion into new local markets.

General and administrative expenses. General and administrative expenses increased by $3.5 million or 45.1%, from $7.5 million for the three months ended September 30, 2006 to $11.0 million for the three months ended September 30, 2007. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.9% for the three months ended September 30, 2006 to 12.0% for the three months ended September 30, 2007. The increase of $3.5 million in general and administrative expenses was due to an increase of approximately $1.5 million relating to the growth in the number of our local markets, and approximately $0.3 million in our existing local markets. In addition, we incurred professional expenses of approximately $1.1 million relating to the planned private equity transaction, $0.4 million in costs relating to the relocation of an executive and $0.2 million relating to a legal settlement.

Depreciation and amortization. Depreciation and amortization increased by $2.0 million, or 44.3%, from $4.4 million for the three months ended September 30, 2006 to $6.4 million for the three months ended September 30, 2007. Depreciation and amortization expense as a percentage of total revenues increased from 6.3% for the three months ended September 30, 2006 to 6.9% for the three months ended September 30, 2007. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $1.0 million. Approximately $0.9 million of the remaining increase was attributable to the expansion into new local markets in California, Michigan, North Carolina and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Florida, Pennsylvania, and Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $0.6 million, or 33.6%, from $1.9 million for the three months ended September 30, 2006 to $2.5 million for the three months ended September 30, 2007. Provision for doubtful accounts as a percentage of total revenues remained at 2.7% for the three months ended September 30, 2006 and 2007.

Interest expense, net. Interest expense, net of an insignificant amount of interest income, increased by $2.2 million, or 94.4%, from $2.3 million for the three months ended September 30, 2006 to $4.5 million for the three months ended September 30, 2007. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2006 and 2007 and borrowings under capital lease financing arrangements during 2006 and 2007 of approximately $48.0 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income decreased by $0.8 million, or 15.3%, from $5.4 million in net income for the three months ended September 30, 2006 to $4.6 million for the three months ended September 30, 2007. Net income represents 5.1% and 7.8% of total revenues for the three months September 30, 2007 and 2006, respectively.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Total revenues. Total revenues increased by $73.4 million, or 34.0%, from $216.1 million for the nine months ended September 30, 2006 to $289.5 million for the nine months ended September 30, 2007. Approximately $48.7 million of this increase resulted from our expansion into new practices in existing local markets and new local markets during 2006 and 2007 through the acquisition of several urology and surgery practices in southwest Florida, 14 new radiation treatment centers, the opening of 3 new internally developed (de novo) centers, and the addition of 3 hospital-based arrangements as follows:

Date	Sites	Location	Market	Type
May 2006	1	Santa Monica, California	Los Angeles, California	Acquisition
August 2006	1	Bel Air, Maryland	Central Maryland	Acquisition
September 2006	1	Beverly Hills, California	Los Angeles, California	Acquisition
November 2006	7	Southeastern Michigan	Southeastern Michigan	Acquisition
January 2007	1	Gettysburg, Pennsylvania	Pennsylvania	De novo
February 2007	1	Providence, Rhode Island	Rhode Island	De novo
March 2007	1	Kennedy Health System, New Jersey	South New Jersey	Hospital-Based
March 2007	1	Casa Grande, Arizona	Central Arizona	Acquisition
May 2007	1	North Oakland Medical Center, Michigan	Southeastern Michigan	Hospital-Based
July 2007	1	Salisbury, Maryland	Central Maryland	Acquisition
August 2007	1	Redding, California	Northern California	Acquisition
September 2007	1	Greenville, North Carolina	Eastern North Carolina	Acquisition
September 2007	1	Kinston, North Carolina	Eastern North Carolina	Hospital-Based
September 2007	1	Aventura, Florida	Dade County, Florida	De novo

Approximately $21.7 million of the total revenue increase was driven by service mix improvements, volume growth and pricing in our existing local markets. The remaining $3.0 million increase was do to the recording of additional revenue due to the understatement of net patient service revenue in one of our existing local markets, as discussed in note 2 to our condensed consolidated financial statements.

Salaries and benefits. Salaries and benefits increased by $41.3 million, or 38.4%, from $107.5 million for the nine months ended September 30, 2006 to $148.8 million for the nine months ended September 30, 2007. Salaries and benefits as a percentage of total revenues increased from 49.8% for the nine months ended September 30, 2006 to 51.4% for the nine months ended September 30, 2007. Additional staffing of personnel and physicians due to our expansion in urology and surgery practices in southwest Florida and acquisitions of treatment centers in new local markets during the latter part of 2006 and in 2007 contributed to a $30.6 million increase in salaries and benefits. Within our existing local markets, salaries and benefits increased $8.7 million due to increases in our physician bonus programs, additional staffing and increases in the cost of our health insurance benefits. In addition, increased compensation related to headcount and infrastructure development to support our growing facility network including the addition of positions in regional operations, management, finance, business development, human resources and research contributed to approximately $2.0 million in additional costs.

Medical supplies. Medical supplies increased by $3.3 million, or 57.5%, from $5.7 million for the nine months ended September 30, 2006 to $9.0 million for the nine months ended September 30, 2007. Medical supplies as a percentage of total revenues increased from 2.7% for the nine months ended September 30, 2006 to 3.1% for the nine months ended September 30, 2007. The increase in medical supplies was primarily due to the increased utilization of pharmaceuticals used in connection with the delivery of radiation therapy treatments, pharmaceuticals used in urology services, and chemotherapy medical supplies from new markets and services entered into in 2006 and 2007. These pharmaceuticals and chemotherapy medical supplies are principally reimbursable by third-party payers.

Facility rent expenses. Facility rent expenses increased by $3.0 million, or 43.8%, from $6.8 million for the nine months ended September 30, 2006 to $9.8 million for the nine months ended September 30, 2007. Facility rent expenses as a percentage of total revenues increased from 3.2% for the nine months ended September 30, 2006 to 3.4% for the nine months ended September 30, 2007. Facility rent expenses consist of rent expense associated with our treatment center locations. The majority of the increase related to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, North Carolina, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Florida, Pennsylvania, and Rhode Island.

Other operating expenses. Other operating expenses increased by $4.0 million or 42.7%, from $9.2 million for the nine months ended September 30, 2006 to $13.2 million for the nine months ended September 30, 2007. Other operating expenses as a percentage of total revenue increased from 4.3% for the nine months ended September 30, 2006 to 4.5% for the nine months ended September 30, 2007. Other operating expenses consist of repairs and maintenance of equipment, equipment rental and contract labor. Approximately $2.9 million of the increase was related to the expansion into new local markets and $1.1 million increase in our remaining existing local markets due to increased costs in our service contracts relating to our advanced radiation therapy equipment and increased costs in our contract labor.

General and administrative expenses. General and administrative expenses increased by $8.2 million or 36.7%, from $22.3 million for the nine months ended September 30, 2006 to $30.5 million for the nine months ended September 30, 2007. General and administrative expenses principally consist of professional service fees, office supplies and expenses, insurance and travel costs. General and administrative expenses as a percentage of total revenues increased from 10.3% for the nine months ended September 30, 2006 to 10.6% for the nine months ended September 30, 2007. The increase of $8.2 million in general and administrative expenses was due to an increase of approximately $4.3 million relating to the growth in the number of our local markets, and approximately $2.2 million in our existing local markets. In addition, we incurred professional expenses of approximately $1.1 million relating to the planned private equity transaction, $0.4 million in costs relating to the relocation of an executive and $0.2 million relating to a legal settlement.

Depreciation and amortization. Depreciation and amortization increased by $5.5 million, or 44.8%, from $12.1 million for the nine months ended September 30, 2006 to $17.6 million for the nine months ended September 30, 2007. Depreciation and amortization expense as a percentage of total revenues increased from 5.6% for the nine months ended September 30, 2006 to 6.1% for the nine months ended September 30, 2007. An increase in capital expenditures related to our investment in advanced radiation treatment technologies in certain local markets increased our depreciation and amortization by approximately $2.4 million. Approximately $2.2 million of the increase was attributable to the expansion into new local markets in California, Michigan, North Carolina, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Florida, Pennsylvania, and Providence, Rhode Island.

Provision for doubtful accounts. Provision for doubtful accounts increased by $1.0 million, or 14.1%, from $7.2 million for the nine months ended September 30, 2006 to $8.2 million for the nine months ended September 30, 2007. Provision for doubtful accounts as a percentage of total revenues decreased from 3.3% for the nine months ended September 30, 2006 to 2.8% for the nine months ended September 30, 2007. The decrease as a percentage of revenue in the provision for doubtful accounts is due to the change in policy related to self pay discounts implemented in the third quarter of 2007. A contractual adjustment is now recorded at the time of billing to reduce gross self-pay charges and related accounts receivable. Consequently, subsequent write-offs, as well as our estimate of future write-offs of existing accounts, are based on balances net of the discount.

Interest expense, net. Interest expense, net of an insignificant amount of interest income, increased by $5.3 million, or 79.0%, from $6.8 million for the nine months ended September 30, 2006 to $12.1 million for the nine months ended September 30, 2007. The increase is primarily attributable to increased borrowings under our senior credit facility for our expansion into new markets during 2006 and 2007 and borrowings under capital lease financing arrangements during 2006 and 2007 of approximately $48.0 million for our investment in advanced radiation treatment technologies in certain local markets.

Net income. Net income increased by $1.1 million, or 4.5%, from $23.1 million in net income for the nine months ended September 30, 2006 to $24.2 million for the nine months ended September 30, 2007. Net income represents 8.4% and 10.7% of total revenues for the nine months September 30, 2007 and 2006, respectively.

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

Liquidity and Capital Resources

Our principal capital requirements are for working capital, acquisitions, medical equipment replacement and expansion and de novo treatment center development. We fund acquisitions through draws on our revolving credit facility. Working capital and medical equipment are funded through cash from operations, supplemented, as needed, by five-year fixed rate lease lines of credit. Borrowings under these lease lines of credit are recorded on the consolidated balance sheets. The construction of de novo treatment centers is generally funded directly by third parties and then leased by us. We finance our operations, capital expenditures and acquisitions through a combination of borrowings, cash generated from operations and seller financing.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine-month periods ended September 30, 2007 and 2006, was $36.0 million, and $31.5 million, respectively.

Net cash provided by operating activities increased by $4.5 million from $31.5 million for the nine month period ended September 30, 2006 to $36.0 million for the nine month period ended September 30, 2007. Net cash provided by operating activities was affected by income tax payments made in 2007 of approximately $17.6 million, as compared to tax payments of approximately $13.2 million made in 2006. Accounts receivable, net increased by $15.3 million from the prior year due primarily to our expansion in urology and surgery practices in southwest Florida and the expansion into new local markets in California, Michigan, North Carolina, and Pennsylvania and the acquisition of new treatment centers in existing local markets in central Maryland, and central Arizona and the de novo centers in Florida, Pennsylvania, and Rhode Island.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine-month periods ended September 30, 2007 and 2006, was $107.4 million, and $48.4 million, respectively.

Net cash used in investing activities increased by $59.0 million from $48.4 million for the nine month period ended September 30, 2006 to $107.4 million for the nine month period ended September 30, 2007. Net cash used in investing activities was impacted by approximately $69.7 million from the acquisitions of radiation center assets during 2007 as compared to approximately $38.8 million of acquisitions in 2006. Payments of approximately $5.2 million in assumed acquisition liability relating to our November 2006 purchase of the treatment centers in southeastern Michigan impacted cash used in investing activities. Approximately $13.1 million in additional purchases of property and equipment related to new equipment and equipment upgrades impacted the change in our investing activities. Cash flows from investing activities was also impacted by approximately $4.4 million in contribution of capital related to the Roger Williams joint venture, which began operations in February 2007 and the purchase of the remaining interest in a radiation treatment center located in Berlin, Maryland from our former joint venture partner for approximately $2.1 million in July 2007.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2007 and 2006, was $68.3 million, and $20.5 million, respectively.

The increase in cash provided by financing activities was primarily attributable to the borrowing of approximately $76.4 million for the acquisition of certain urology and surgery practices in southwest Florida and certain radiation therapy treatment centers in 2007 compared to $22.9 million in borrowings in 2006. Repayments of debt of approximately $12.0 million in 2007 primarily for capital lease obligations and payments under our senior secured credit facility impacted cash flow from financing activities during 2007. The receipt of $3.1 million from the exercise of stock options and the tax benefit of $1.2 million from stock option exercise also impacted cash flow from financing activities during 2007.

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

On June 29, 2007, we executed the $50 million accordion feature, which allowed us to increase the aggregate principal amount of the Term B loan. We used the proceeds of the $50 million Term B loan to pay down our revolver, resulting in an additional $50 million of availability in the revolver. We incurred approximately $221,000 in deferred financing costs, which are being amortized over the term of the Term B loan.

The Term B loan requires quarterly payments of $375,000 and matures on December 16, 2012. The Term B loan initially bears interest either at LIBOR plus a spread of 200 basis points or a specified base rate plus a spread of 50 basis points, with the opportunity to permanently reduce the spread by 25 basis points on LIBOR and base rate loans after six months, provided our leverage ratio is below 2.00 to 1.00. At June 30, 2006, our leverage ratio was below 2.00 to 1.00 and we reduced our interest rate on the Term B loan by 25 basis points.

Our revolver portion of our senior secured credit facility matures on March 15, 2010 and is secured by a pledge of substantially all of our tangible and intangible assets, and requires us to make mandatory prepayments of outstanding borrowings. Mandatory prepayments include prepayments to the Term B portion of the senior secured credit facility from proceeds from asset dispositions and debt and equity issuances, limited to a percentage of the proceeds and/or an excess amount above a dollar threshold. Beginning with the year ended December 31, 2006, we are required to prepay the Term B portion of the senior secured credit facility of up to 50% of excess cash flow if our leverage is equal to or greater than 2.75 to 1.00. To date we have not been required to make such prepayments. The revolving credit facility also requires that we comply with various other covenants, including, but not limited to, limitations on our leverage, restrictions on new indebtedness, the ability to merge or consolidate, asset sales, capital expenditures, acquisitions and dividends. Borrowings under the senior secured credit facility bear interest at LIBOR plus a spread ranging from 125 to 250 basis points or a specified base rate plus a spread ranging from 0 to 100 basis points. At September 30, 2007, due to additional borrowings associated with acquisitions and capital expenditures in the third quarter of 2007, our leverage ratio increased to more than 3.00 to 1.00, and therefore, the spread on LIBOR and base rate loans will increase by 75 basis points on October 1, 2007.

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

In September 2007, our existing senior credit facility was amended to expand the capital expenditure limit for the fiscal year 2007 to $77.0 million.

As of September 30, 2007, we had $299.8 million of outstanding debt, $16.2 million of which was classified as current. Of the $299.8 million of outstanding debt, $240.8 million was outstanding to lenders under our senior secured credit facility, and $59.0 million was outstanding under capital leases and other miscellaneous indebtedness. As of September 30, 2007, of the outstanding borrowings under our senior secured credit facility, $1.5 million was classified as short-term. We are in compliance with the covenants of the senior secured credit facility as of September 30, 2007. As of September 30, 2007, we had approximately $46.6 million available under the revolving credit facility component of our senior secured credit facility.

As result of the Merger Agreement (see subsequent events note No. 9), on November 1, 2007, the Company obtained a waiver from its lenders under the fourth amended and restated senior secured credit facility principally to waive any default or event of default arising from a change in control solely as a result of the execution, delivery and performance of the Merger Agreement.

We currently maintain two lease lines of credit with financial institutions for the purpose of leasing medical equipment in the total commitment amount of $30.0 million. As of September 30, 2007, we had $8.9 million available under the lease line of credit. In October 2007, we obtained an additional lease line of credit with a financial institution for the purpose of leasing equipment in the total commitment amount of $20.0 million.

We believe available borrowings under our current credit facility and lease lines, together with our cash flows from operations, will be sufficient to fund our currently anticipated operating requirements for at least the next twelve months but will be insufficient to fully implement our growth plans. If our proposed merger with affiliates of Vestar Capital Partners does not close we will need to raise additional capital to implement our growth plans. To the extent available borrowings and cash flows from operations are insufficient to fund future requirements, we may be required to seek additional financing through additional increases in our credit facility, negotiate credit facilities with other lenders or institutions or seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all. Any such financing may be dilutive in ownership, preferences, rights, or privileges to our shareholders. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program. Our ability to meet our funding needs could be adversely affected if we suffer adverse results of operations, or if we violate the covenants and restrictions to which we are subject under our current credit facility.

Off-Balance Sheet Arrangements

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

As of September 30, 2007, we have interest rate exposure on $220.8 million of our senior secured credit facility at an approximate average interest rate of 7.3%. A 100 basis point change in interest rates on our variable rate debt would have resulted in interest expense fluctuating approximately $2.2 million on a calendar year basis.

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

A shareholder complaint has been filed against us, each of our directors and Vestar Capital Partners (“Vestar”) as a purported class action on behalf of the public shareholders of the Company. The complaint was filed on October 24, 2007 in the Circuit Court of Lee County, Florida (Case No. 07-CA-013398) under the caption Jeffrey Schwartz, individually and on behalf of all other similarly situated, Plaintiff against Howard M. Sheridan, Daniel E. Dosoretz, Solomon Agin, Michael J. Katin, Ronald E. Inge, James H. Rubenstein, Herbert F. Dorsett, Leo R. Doerr, Janet Watermeier, Radiation Therapy Services, Inc. and Vestar Capital Partners, Defendants. The complaint alleges, among other things, that our directors of the Company breached their fiduciary duties in connection with the proposed transaction by failing to maximize stockholder value and by approving a transaction that purportedly benefits us at the expense of the Company’s public shareholders. Among other things, the complaint seeks to enjoin us, our directors and Vestar from proceeding with or consummating the merger. Vestar is alleged to have aided and abetted the individual defendants in breaching their fiduciary duties. Based on the facts known to date, we believe that the claims asserted in this complaint are without merit and we intend to vigorously defend against this complaint.

We are involved in certain legal actions and claims arising in the ordinary course of our business. We do not believe that an adverse decision in any of these matters would have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A.	Risk Factors.

You should carefully consider the “Risk Factors” section of our 2006 Annual Report on Form 10-K filed with the SEC on February 15, 2007 in evaluating us and our business before making an investment decision. The specific risk factor set forth below was included in our Form 10-K risk factors and has been updated to provide information as of September 30, 2007. There have been no other material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K. If any of the risks identified herein or in our Form 10-K, or any other risks and uncertainties that we have not yet identified or that we currently believe are not material, actually occur and are material it could harm our business, financial condition and results of operations. In such event, the trading price of our common stock could decline and you may lose all or part of your investment.

We maintain a significant amount of debt to further our business or growth strategies.

As of September 30, 2007, we had outstanding debt of $299.8 million. Approximately $46.6 million is available for borrowing in the future under our fourth amended and restated senior secured credit facility. Our outstanding debt was $205.2 million as of December 31, 2006. Our significant indebtedness could have adverse consequences and could limit our business as follows:

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

We did not internally develop any radiation therapy treatment centers in 2006. However, we have internally developed three new radiation treatment centers in the first nine months of 2007 and our current goal is to add up to 2 new internally developed centers in the remainder of 2007 and add up to 10 in 2008. The internal development of radiation treatment centers is subject to a number of risks including but not limited to risks related to negotiating and finalizing agreements, construction delays, unexpected costs, obtaining required regulatory permits, licenses and approvals and the availability of qualified health care and administrative professionals and personnel. We cannot assure you that we will be able to successfully develop radiation treatment centers in accordance our current plans and any failure or material delay in successfully completing planned new internally developed treatment centers could harm our business and impair our future growth. Historically, our new internally developed treatment centers have initially experience lower total revenues and operating margins than our established treatment centers. We cannot assure you that new internally developed centers will generate sufficient revenue or be sufficiently profitable to justify our related investment and if such centers fail to generate significant revenue, costs and expenses are significantly more than anticipated or there are significant operating losses, it could adversely impact our financial results.

If we fail to complete our proposed merger transaction with Vestar, it could adversely affect us.

On October 19, 2007, we entered into a definitive merger agreement with affiliates of Vestar Capital Partners to be purchased for $32.50 per share in cash. We are subject to certain risks as a result of this merger agreement, including the following:

•	There can be no assurance that our shareholders will approve the merger agreement or that all of the other closing conditions will be satisfied;

•

If the proposed merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the proposed merger will be completed;

•	We must pay certain costs related to the proposed merger, including the fees and/or expenses of our legal, accounting and financial advisors, even if the proposed merger is not completed;

•

We may be required to pay a termination fee of $25,000,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $3,000,000, if the merger agreement is terminated under certain circumstances set forth in the merger agreement;

•	Shareholder lawsuits have been filed against us and may be filed against us in connection with the merger agreement;

•	Our management and employees’ attention may be diverted from day-to-day operations which may disrupt our business;

•	Our shareholders will receive $32.50 per share of our common stock in cash despite any changes in the market value of our common stock;

•	Vestar or its affiliates may be unable to obtain the necessary debt financing arrangements set forth in the commitment letter it received in connection with the merger agreement;

•	If we are unable to complete the merger the investment community could have a negative perception of us and our business; and

•	Increased costs associated with the Vestar Capital Partners merger transaction.

If our proposed merger with affiliates of Vestar Capital Partners does not close we will need to raise additional capital to implement our growth plans.

We currently have approximately $46.6 million under our credit facility available for future borrowing. We will need capital for growth, acquisitions, development, integration of operations and technology and equipment in the future and we do not currently have sufficient borrowing capacity under our current credit facility to fully implement our growth plans. If our proposed merger with affiliates of Vestar Capital Partners does not close we will need to raise additional capital. Any additional capital would be raised through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. While we currently believe that additional capital would be available to us, it may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the third quarter of 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number	Description
4.1	Amendment Agreement No. 3 To Fourth Amended and Restated Credit Agreement as of September 28, 2007

4.2	Limited Waiver To Fourth Amended and Restated Credit Agreement as of November 1, 2007

10.2	Lease agreement between Marco Island Radiation Enterprises, LLC (“Landlord”) and 21st Century Oncology, Inc. dated August 17, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIATION THERAPY SERVICES, INC.

Date: November 9, 2007	By:	/s/ DAVID N.T. WATSON
David N.T. Watson
Chief Financial Officer